Form 10-Q
period 1995-03-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1995-05-15
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                        Commission File Number:  0-12087


            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


             Delaware                                     04-2780287
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


265 Franklin Street, Boston, Massachusetts                          02110
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .

          PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                     March 31, 1995 and September 30, 1994
                                  (Unaudited)

                                     ASSETS
                                                       March 31    September 30

Cash and cash equivalents                              $ 1,689,720 $ 1,836,093

                       LIABILITIES AND PARTNERS' CAPITAL

Equity in losses in excess of
  investments and advances in joint ventures           $ 1,205,030 $   861,816
Accounts payable and accrued expenses                       19,506      23,726
Partners' capital                                          465,184     950,551
                                                       $ 1,689,720 $ 1,836,093


                            STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1995 and 1994
                                  (Unaudited)

                                    Three Months Ended      Six Months Ended
                                       March 31,                March 31,
                                  1995         1994       1995         1994

REVENUES:
   Interest income               $25,517     $ 6,903     $50,195     $13,293

EXPENSES:
   General and administrative     46,165      116,051    104,585     178,362

Operating loss                   (20,648)   (109,148)    (54,390)   (165,069)

Partnership's share of
  ventures' losses              (220,712)   (239,559)   (430,977)   (487,047)
NET LOSS                       $(241,360)  $(348,707)  $(485,367) $ (652,116)

Net loss per Limited
   Partnership Unit               $(6.84)     $(9.88)    $(13.76)    $(18.48)

The above net loss per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.









                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the six months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                      General    Limited
                                                      Partners   Partners

Balance at September 30, 1993                        $(203,020)   $1,436,199
Net loss                                                (6,521)     (645,595)
BALANCE AT MARCH 31, 1994                            $(209,541)   $  790,604

Balance at September 30, 1994                        $(183,842)  $ 1,134,393
Net loss                                                (4,854)     (480,513)
BALANCE AT MARCH 31, 1995                           $ (188,696)    $ 653,880


                           STATEMENTS OF CASH FLOWS
               For the six months ended March 31, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                          1995        1994
Cash flows from operating activities:
   Net loss                                            $(485,367)  $(652,116)
   Adjustments to reconcile net loss to
    net cash used for operating activities:
      Partnership's share of ventures' losses            430,977     487,047
      Changes in assets and liabilities:
       Accounts payable - affiliates                           -     (23,694)
       Accounts payable and accrued expenses              (4,220)     (2,502)
           Total adjustments                             426,757     460,851
           Net cash used for operating activities        (58,610)   (191,265)

Cash flows from investing activities:
   Distributions from joint ventures                      65,570     307,817
   Additional investments in joint ventures             (153,333)   (586,132)
           Net cash used for investing activities        (87,763)   (278,315)

Net decrease in cash and cash equivalents               (146,373)   (469,580)

Cash and cash equivalents, beginning of period         1,836,093     716,351

Cash and cash equivalents, end of period              $1,689,720   $ 246,771



                            See accompanying notes.

1. General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1994.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Joint Ventures

     As of March 31, 1995, the Partnership has investments in four joint ventures which own operating properties as more fully described in the Partnership's Annual Report (five at March 31, 1994). As discussed further in the Annual Report, the Partnership's interest in the joint venture which owned the Cambridge Apartments was liquidated subsequent to the venture's sale of the operating investment property to an affiliate of the Partnership's co-venture partner on June 30, 1994. The four remaining joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

     Summarized operations of the joint ventures are as follows. Results for the three and six months ended March 31, 1994 include the operations of the Cambridge Apartments joint venture.

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended March 31, 1995 and 1994

                                  Three Months Ended      Six Months Ended
                                      March 31,               March 31,
                                 1995        1994        1995        1994

   Rental revenues and
     expense recoveries        $2,865,000  $3,312,000  $5,664,000  $6,413,000
   Interest and other income       21,000     112,000     175,000     258,000
                                2,886,000   3,424,000   5,839,000   6,671,000

   Property operating expenses  1,366,000   1,778,000   2,706,000   3,327,000
   Interest expense             1,236,000   1,305,000   2,472,000   2,649,000
   Depreciation and
     amortization                 652,000     767,000   1,305,000   1,512,000
                                3,254,000   3,850,000   6,483,000   7,488,000
   NET LOSS                     $(368,000)  $(426,000)  $(644,000)  $(817,000)

   Net loss:
     Partnership's share of
       combined loss            $(221,000)  $(240,000)  $(431,000) $ (487,000)
     Co-venturers' share of
       combined loss             (147,000)   (186,000)   (213,000)   (330,000)
                                $(368,000)  $(426,000)  $(644,000)  $(817,000)



3. Related Party Transactions

     Included in general and administrative expenses for six months ended March 31, 1995 and 1994 is $43,030 and $49,854, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the six months ended March 31, 1995 and 1994 is $1,938 and $1,163, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

     The General Partners and their affiliates are reimbursed for any direct expenses of the Partnership incurred by the General Partners and their affiliates on behalf of the Partnership.

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy at Bell Plaza Shopping Center increased to 78% at March 31, 1995 from 76% last quarter as one new shop space was leased and several critical lease extensions were negotiated with existing tenants. Management continues to actively pursue the re-leasing of the remaining 20,000 square feet of the former Wal-Mart space as well as the other presently vacant space at the center.
During the quarter ended December 31, 1994, the Bell Plaza joint venture obtained a six-month extension of the maturity date of its mortgage loan to June 1, 1995, in return for an extension fee of approximately $27,000. During the current quarter, management obtained a commitment from a new lender which would enable the venture to repay the outstanding debt obligation. This new non-recourse first mortgage loan would be in the amount of $3,300,000. The loan would bear interest equal to the rate on a seven-year U.S. Treasury Note at the time of the closing plus 2.1% per annum. The loan would mature in seven years and would require monthly principal and interest payments based upon a twenty-five-year amortization schedule. The terms of the loan would allow a prepayment of the principal balance after the end of one year. The joint venture paid $33,000 to obtain this commitment, with an additional $33,000 due at closing. Management is confident that this refinancing will be successfully consummated during the third quarter of fiscal 1995. However, completion of any refinancing transaction remains subject to, among other things, final negotiation, lender due diligence and the execution of final loan documents.

    As discussed further in the Annual Report, local market conditions in the Randallstown, Maryland area where the Carriage Hill Apartments property is located, were sluggish throughout fiscal 1994. In addition, the venture incurred higher than normal operating expenses due to the harsh winter of 1994. During the second quarter of fiscal 1994, the property did not generate sufficient cash flow to fully cover its debt service payments to the lender. Consequently, the Carriage Hill joint venture entered into a forbearance agreement with the lender which allowed the joint venture to pay less than the full amount due each month through July 1994 in the event that cash flow was not sufficient. In return, the joint venture agreed to, among other things, apply for refinancing at a lower interest rate through a HUD-insured loan program. An application for such financing was submitted in fiscal 1994. However, the dramatic increase in market interest rate levels during calendar 1994 made this refinancing plan economically unfeasible. Accordingly, management of the venture went back to the existing lender to attempt to reach an agreement which would allow the venture to bring the loan, which has a scheduled maturity date of January 2022, current over a period of time. The lender agreed to an additional forbearance period beginning in August 1994, whereby the venture was required to make the full monthly payments due under the original mortgage loan from August 1, 1994 forward and to repay the prior deferred payments and restore certain required escrow deposits by October 31, 1994. Through December 31,1994, the venture had made the full payments due under the mortgage loan since August, but had requested additional time from the lender to make up the deferred payments and restore the escrow deposits, an obligation which totalled approximately $300,000. During the first quarter of fiscal 1995, the lender agreed to give the venture until January 15, 1995 to bring the loan current. During the second quarter, the Partnership and its co-venture partner each contributed $150,000 to the venture, the proceeds of which were used to bring the loan current under the terms of the forbearance agreement. Operations of the property at the present time are sufficient to cover the amount of the current payments required under the loan agreement. Net operating income increased significantly during the second quarter of fiscal 1995 due to higher rental rates and lower utility costs that resulted from the mild winter experienced this year. Furthermore, as a result of the property's improved cash flow and a slight decrease in long-term interest rates, a refinancing of the property may now be achievable. Subsequent to the end of the quarter, the joint venture obtained a commitment from HUD to refinance the existing first mortgage loan secured by Carriage Hill. The new loan would reduce monthly debt service requirements and would provide additional capital that could be used to convert the gas utilities to individual metering for each apartment unit. This conversion would transfer the utility payments to the tenants; thereby reducing the property's future operating expenses. The new loan would also release from the collateral a 17-acre parcel of excess land. This land could then be sold to residential builders. Proceeds of any such sale, if completed, would be payable primarily to the Partnership's co-venture partner in accordance with the terms of the joint venture agreement. Completion of this refinancing transaction, however, remains subject to, among other things, lender due diligence and the execution of the final loan documents. Management hopes to complete this refinancing by the end of fiscal 1995.

    The average occupancy level at Seven Trails West Apartments was 94% for the quarter, compared to 95% last quarter. Average rental rates increased 3.5% on an annualized basis over the first quarter. In order to maintain the property in competitive condition, the property's excess cash flow is being reinvested in property improvements. As part of this program, more than $400,000 will be reinvested in 1995 to complete repairs to balconies, sidewalks and retaining walls, as well as to update unit interiors with new appliances and carpeting as needed. It is expected that these improvements will facilitate a refinancing of the first mortgage loan, which matures on February 1, 1996. Management is working with several financial institutions to obtain proposals to refinance this loan.

    At March 31, 1995, the Partnership had cash and cash equivalents of approximately $1,690,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future refinancing expenses and capital contributions related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS
Three Months Ended March 31, 1995

    The Partnership's net loss for the second quarter of fiscal 1995 decreased by approximately $107,000 when compared to the same period in the prior year. The decrease in net loss was the result of an increase in interest income, a decline in general and administrative expenses and a decrease in the Partnership's share of ventures' losses. Interest income increased by approximately $19,000 due to an increase in average cash reserve balances and an increase in market interest rates. The Partnership added approximately $1.5 million to its cash reserves from the sale of the Cambridge Apartments in June 1994. General and administrative expenses declined by approximately $70,000 compared to the second quarter of fiscal 1994 due to certain expenditures incurred in the prior year related to an independent valuation of the Partnership's investment properties. The Partnership's share of ventures' losses decreased by approximately $19,000 mainly due to increased revenues and decreased operating expenses at Carriage Hill, which was offset by lower revenues at Bell Plaza, as discussed further below.

Six Months Ended March 31, 1995

    The Partnership's net loss decreased by approximately $167,000 for the six months ended March 31, 1995, when compared to the same period in the prior year. The decrease in net loss resulted from a decrease in the Partnership's share of ventures' losses, an increase in interest income and a decrease in general and administrative expenses. The decrease in the Partnership's share of ventures' losses of approximately $56,000 resulted largely from a decrease in expenses and an increase in rental revenues at Carriage Hill. Rental revenue increased despite a slight decrease in occupancy as a result of higher rental rates. Expenses decreased primarily due to lower utility costs that resulted from the mild winter experienced this year. The decrease in expenses and increase in rental revenues at Carriage Hill were partially offset by a decrease in rental revenues at Bell Plaza. Rental revenues decreased due to a decline in occupancy to 78% from 86% in the same period in the prior year. The increase in interest income on Partnership cash reserves in the current period was due to a significant increase in the balance of such reserves as a result of the retention of approximately $1.5 million of the Cambridge sales proceeds and an increase in interest rates earned. The decrease in general and administrative expenses was due primarily to expenditures incurred during the prior year related to an independent valuation of the Partnership's investment properties in conjunction with refinancing and portfolio management efforts.






                                    PART II
                               OTHER INFORMATION



Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Income Properties Fund, Inc., a wholly-owned subsidiary of PaineWebber Group Inc. and Properties Associates, which are the General Partners in the Partnership.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Income Properties Five Limited Partnership, PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Income Properties Five Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fifth Income Properties Fund, Inc., Properties Associates and its affiliates for costs and liabilities in connection with this litigation. The Managing General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:        NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.




            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PAINE WEBBER INCOME PROPERTIES FIVE
                              LIMITED PARTNERSHIP


                    By: FIFTH INCOME PROPERTIES FUND, INC.
                      Managing General Partner



                    By:  /s/ Walter V. Arnold
                      Walter V. Arnold
                      Senior Vice President and Chief
                      Financial Officer

Date:  May 12, 1995