Form 10-Q
period 1995-06-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1995-08-14
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                                 BALANCE SHEETS
                      June 30, 1995 and September 30, 1994
                                  (Unaudited)

                                     ASSETS
                                                    June 30       September 30

Cash and cash equivalents                           $ 1,548,749    $ 1,836,093

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Equity in losses in excess of investments and
    advances in joint ventures                      $ 1,806,689    $   861,816
Accounts payable and accrued expenses                    18,349         23,726
Partners' capital (deficit)                            (276,289)       950,551
                                                    $ 1,548,749    $ 1,836,093

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the nine months ended June 30, 1995 and 1994
                                  (Unaudited)
                                                      General      Limited
                                                      Partner      Partners

Balance at September 30, 1993                       $(203,020)    $1,436,199
Net income                                             21,158      2,094,685
BALANCE AT JUNE 30, 1994                            $(181,862)    $3,530,884

Balance at September 30, 1994                       $(183,842)    $1,134,393
Net loss                                              (12,268)    (1,214,572)
BALANCE AT JUNE 30, 1995                            $(196,110)    $  (80,179)




                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 1995 and 1994
                                  (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                         June 30,                June 30,
                                  1995         1994       1995         1994

REVENUES:
   Interest income           $    24,094 $    32,702  $   74,289   $  45,995

EXPENSES:
   General and administrative    142,974      89,249     247,559     267,611

Operating loss                  (118,880)    (56,547)   (173,270)   (221,616)

Partnership's share of
   ventures'
   income (losses)              (156,345)  2,824,506    (587,322)  2,337,459

Income (loss) before
   extraordinary item           (275,225)  2,767,959    (760,592)  2,115,843

Partnership's share of
   extraordinary
   loss on early
   extinguishment
   of debt                      (466,248)          -    (466,248)          -

NET INCOME (LOSS)              $(741,473) $2,767,959 $(1,226,840) $2,115,843
Per Limited Partnership Unit:
   Income (loss) before
     extraordinary item         $  (7.79)     $78.46    $(21.55)    $  59.97

Partnership's share of
    extraordinary loss
   on early extinguishment
    of debt                       (13.22)         -      (13.22)          -

Net income (loss)                $(21.01)     $78.46    $(34.77)      $59.97


The above per Limited Partnership Unit information is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.











                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
               For the nine months ended June 30, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                         1995        1994
Cash flows from operating activities:
   Net income (loss)                                $ (1,226,840)$ 2,115,843
   Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
    Partnership's share of ventures' income (losses)     587,322  (2,337,459)
    Partnership's share of extraordinary loss
      on early extinguishment of debt                    466,248           -
      Changes in assets and liabilities:
       Accounts payable - affiliates                           -     (23,694)
       Accounts payable and
       accrued expenses                                   (5,377)     (3,754)
          Total adjustments                            1,048,193  (2,364,907)
          Net cash used for operating activities        (178,647)   (249,064)

Cash flows from investing activities:
   Distributions from joint ventures                     115,569   4,165,229
   Additional investments in joint ventures             (224,266)   (586,132)
          Net cash provided by
          (used for) investing activities               (108,697)   3,579,097

Net increase (decrease) in
cash and cash equivalents                               (287,344)  3,330,033

Cash and cash equivalents, beginning of period         1,836,093      716,351

Cash and cash equivalents, end of period               $ 1,548,749 $4,046,384


















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

2. Investments in Joint Ventures

     As of June 30, 1995, the Partnership has investments in four joint ventures which own operating properties as more fully described in the Partnership's Annual Report (five at June 30, 1994). As discussed further in the Annual Report, the Partnership's interest in the joint venture which owned the Cambridge Apartments was liquidated subsequent to the venture's sale of the operating investment property to an affiliate of the Partnership's co-venture partner on June 30, 1994. The joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

     Summarized operations of the joint ventures are as follows (results for the three and nine months ended June 30, 1994 include the operations of the Cambridge Apartments joint venture):

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 1995 and 1994

                                    Three Months Ended      Nine Months Ended
                                       June 30,                  June 30,
                                 1995         1994        1995        1994
   Rental revenues and
     expense recoveries        $2,642,000  $3,248,000  $8,306,000  $9,661,000
   Interest and other income      260,000     123,000     435,000     381,000
                                2,902,000   3,371,000   8,741,000  10,042,000

   Property operating expenses  1,211,000   1,732,000   3,917,000   5,059,000
   Interest expense             1,230,000   1,423,000   3,702,000   4,072,000
   Depreciation and
    amortization                  708,000     751,000   2,013,000   2,263,000
                                3,149,000   3,906,000   9,632,000  11,394,000
   Operating loss                (247,000)   (535,000)   (891,000) (1,352,000)
   Gain on sale of operating
     investment property                -   3,418,000           -   3,418,000
   Net income (loss) before
     extraordinary loss       $  (247,000) $2,883,000 $  (891,000) $2,066,000
   Extraordinary loss from
     early extinguishment
     of debt                   (1,166,000)          -  (1,166,000)          -
   NET INCOME (LOSS)          $(1,413,000) $2,883,000 $(2,057,000) $2,066,000


   Net income (loss):
     Partnership's share of
      combined income (loss)    $(623,000) $2,824,000 $(1,054,000)$ 2,337,000
     Co-venturers' share of
      combined  income (loss)    (790,000)     59,000  (1,003,000)   (271,000)

                              $(1,413,000) $2,883,000 $(2,057,000) $2,066,000



   The Partnership's share of the combined income (loss) of the joint ventures is presented as follows on the accompanying statements of operations:

                                    Three Months Ended      Nine Months Ended
                                      June 30,                 June 30,
                                 1995         1994        1995        1994

   Partnership's share
     of ventures' income
     (losses)                 $ (157,000) $2,824,000  $ (588,000)$ 2,337,000
   Partnership's share of
     extraordinary loss on
     early extinguishment
     of debt                    (466,000)          -    (466,000)          -
                              $ (623,000)$ 2,824,000 $(1,054,000)$ 2,337,000


3. Related Party Transactions

     Included in general and administrative expenses for nine months ended June 30, 1995 and 1994 is $66,685 and $75,816, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the nine months ended June 30, 1995 and 1994 is $2,121 and $2,337, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

4. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes that these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    During the quarter ended December 31, 1994, the Bell Plaza joint venture obtained a six-month extension of the maturity date of its mortgage loan to June 1, 1995, in return for an extension fee of approximately $27,000. On June 19, 1995, the Partnership completed the refinancing of the existing first mortgage loan secured by Bell Plaza, reducing the interest rate from 10% to 8.125%. The loan, in the initial principal amount of $3,300,000, matures in seven years and requires monthly principal and interest payments based upon a twenty-five-year amortization schedule. The terms of the loan allow for a prepayment of the principal balance after the end of one year. The joint venture paid a fee of $33,000 to obtain the loan commitment, with an additional $33,000 paid at closing. Occupancy at Bell Plaza Shopping Center was 78% at June 30, 1995, unchanged from last quarter. Management continues to actively pursue the re-leasing of the remaining 20,000 square feet of the former Wal-Mart space as well as the other presently vacant space at the center.

    As discussed further in the Annual Report, during the second quarter of fiscal 1994 the Carriage Hill joint venture did not generate sufficient cash flow to fully cover its debt service payments to the lender. Consequently, the joint venture entered into a forbearance agreement with the lender which provided for the payment of less than the full amount due each month through July 1994 in the event that cash flow was not sufficient. In return, the joint venture agreed to, among other things, apply for refinancing at a lower interest rate through a HUD-insured loan program. An application for such financing was submitted in fiscal 1994. However, the dramatic increase in market interest rate levels during calendar 1994 made this refinancing plan economically unfeasible. Accordingly, management of the venture went back to the existing lender to attempt to reach an agreement which would allow the venture to bring the loan, which had a scheduled maturity date of January 2022, current over a period of time. The lender agreed to an additional forbearance period beginning in August 1994, whereby the venture was required to make the full monthly payments due under the original mortgage loan from August 1, 1994 forward and to repay the prior deferred payments and restore certain required escrow deposits by October 31, 1994. Through October 1994, the venture had made the full payments due under the mortgage loan since August, but had requested additional time from the lender to make up the deferred payments and restore the escrow deposits, an obligation which totalled approximately $300,000. During the first quarter of fiscal 1995, the lender agreed to give the venture until January 15, 1995 to bring the loan current. During the second quarter, the Partnership and its co-venture partner each contributed $150,000 to the venture, the proceeds of which were used to bring the loan current under the terms of the forbearance agreement. Subsequently, market interest rates declined sufficiently to allow the existing first mortgage loan secured by Carriage Hill, with an outstanding principal balance of approximately $26.5 million, to be refinanced. The new loan, in the amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The new loan, which closed on June 1, 1995, significantly reduces monthly debt service requirements and provides additional capital that will be used to convert the gas utilities to individual metering for each apartment unit. This conversion would transfer the utility payments to the tenants; thereby reducing the property's future operating expenses. The new loan also releases from the collateral a 17-acre parcel of excess land.
This land can now be marketed for sale to residential builders. Proceeds of any such sale, if completed, would be payable primarily to the Partnership's co-venture partner to reduce its cumulative preference return in accordance with the terms of the joint venture agreement.

    The average occupancy level at Seven Trails West Apartments was 93% for the quarter, compared to 94% last quarter. Average rental rates increased 3% on an annualized basis over the second quarter. In order to maintain the property in competitive condition, the property's excess cash flow is being reinvested in property improvements. As part of this program, more than $400,000 will be reinvested through the end of 1995 to complete repairs to balconies, sidewalks and retaining walls, as well as to update unit interiors with new appliances and carpeting as needed. It is expected that these improvements will facilitate a refinancing of the first mortgage loan, which matures on February 1, 1996. Management is working with several financial institutions to obtain proposals to refinance this loan.

    At June 30, 1995, the Partnership had cash and cash equivalents of approximately $1,549,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future refinancing expenses and capital contributions related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1995


     The Partnership reported a net loss of approximately $741,000 for the three months ended June 30, 1995 as compared to net income of approximately $2,768,000 for the same period in the prior year. The primary reason for this unfavorable change in net operating results is that the Partnership's share of ventures' operations in the prior period include the Partnership's share of a $3.4 million gain on the sale of the Cambridge Apartments in June 1994. In addition, the Carriage Hill joint venture realized an extraordinary loss on the early extinguishment of debt in the current year of approximately $1,166,000 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with the June 1995 refinancing transaction discussed further above. The Partnership's share of this loss was approximately $466,000. In addition, the Partnership's operating loss increased by approximately $62,000 for the current three-month period mainly due to an increase in general and administrative expenses. General and administrative expenses increased by approximately $54,000 as a result of additional expenditures incurred related to an independent valuation of the Partnership's operating properties which was commissioned in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities.

Nine Months Ended June 30, 1995

     The Partnership reported a net loss of approximately $1,227,000 for the nine months ended June 30, 1995 as compared to net income of approximately $2,116,000 for the same period in the prior year. The primary reason for this unfavorable change in net operating results is that the Partnership's share of ventures' operations in the prior period include the Partnership's share of a $3.4 million gain on the sale of the Cambridge Apartments in June 1994. In addition, the Carriage Hill joint venture realized an extraordinary loss on the early extinguishment of debt in the current year of approximately $1,166,000 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with the June 1995 refinancing transaction discussed further above. The Partnership's share of this loss was approximately $466,000. These items were partially offset by a decrease in the Partnership's operating loss of approximately $48,000 for the current nine-month period due to an increase in interest income and a decrease in general and administrative expenses. Interest income increased by approximately $28,000 due to an increase in the interest rates earned on the Partnership's cash reserves and as a result of a significant increase in the balance of such reserves as a result of the retention of approximately $1.5 million of the Cambridge sales proceeds. General and administrative expenses decreased by approximately $20,000 mainly due to the timing of certain professional services provided to the Partnership.




                                    PART II
                               OTHER INFORMATION



Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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

Date:  August 11, 1995