Form 10-K405
period 1995-09-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1996-01-16
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-12087

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED  PARTNERSHIP
             (Exact name of registrant as specified in its charter)

Delaware                                                    04-2780287
(State of organization)                                 (I.R.S.Employer
                                                       Identification No.)

265 Franklin Street, Boston, Massachusetts                         02110
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code:  (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
Title of each class                                   on which registered

     None                                                   None

Securities registered pursuant to Section 12(g) of the Act:
                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
Prospectus of registrant dated                                 Part IV
May 26, 1983, as supplemented

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                1995 FORM 10-K

                              TABLE OF CONTENTS

Part   I
Page

Item  1     Business                                                       I-1

Item  2     Properties                                                     I-2

Item  3     Legal Proceedings                                              I-3

Item  4     Submission of Matters to a Vote of Security Holders            I-3


Part  II

Item  5     Market for the Partnership's Limited Partnership Interests and
               Related Security Holder Matters                            II-1

Item  6     Selected Financial Data                                       II-1

Item  7     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  II-2

Item  8     Financial Statements and Supplementary Data                   II-6

Item  9     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                   II-6


Part III

Item  10    Directors and Executive Officers of the Partnership          III-1

Item  11    Executive Compensation                                       III-3

Item  12    Security Ownership of Certain Beneficial Owners
            and Management                                               III-3

Item  13    Certain Relationships and Related Transactions               III-3


Part  IV

Item  14    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                IV-1

Signatures                                                                IV-2

Index to Exhibits                                                         IV-3

Financial Statements and Supplementary Data                        F-1 to F-28

                                    PART I

Item 1.  Business

      Paine Webber Income Properties Five Limited Partnership (the "Partnership") is a limited partnership formed in January 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing real properties such as apartments, shopping centers, office buildings, and other similar income-producing properties. The Partnership sold $34,928,000 in Limited Partnership Units (the "Units"), representing 34,928 units at $1,000 per Unit from May 26, 1983 to May 25, 1984 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-81537). Limited Partners will not be required to make any additional capital contributions.

      As of September 30, 1995, the Partnership owned interests in operating investment properties through joint venture partnerships as set forth in the following table:

Name of Joint Venture                    Date of
Name and Type of Property                Acquisition          Type of
Location                      Size      of Interest         Ownership (1)

Randallstown Carriage Hill    806         8/30/83    Fee ownership of land and
  Associates and              units                  improvements (through
  Signature Partners, L.L.C.                         joint venture)
Carriage Hill Village Apartments
Randallstown, Maryland

Amarillo Bell Associates      151,500     9/30/83    Fee ownership of land and
Bell Plaza Shopping Center    gross                  improvements (though
Amarillo, Texas               leasable               joint venture)
                              sq. ft.

Greenbrier Associates         324         6/29/84    Fee ownership of land and
Greenbrier Apartments         units                  improvements (through
Indianapolis, Indiana                                joint venture)

Seven Trails West Associates  532         9/13/84    Fee ownership of land and
Seven Trails West Apartments  units                  improvements (through
Ballwin, Missouri                                    joint venture)

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

      The Partnership originally had investments in five operating investment properties. On June 30, 1994, Cambridge Associates, a joint venture in which the Partnership had an investment interest, sold its operating investment property, the Cambridge Apartments, to an affiliate of the Partnership's co-venture partner for a gross purchase price of $9.7 million. After repayment of the outstanding mortgage debt and payment of transaction closing costs, net proceeds of approximately $4.7 million were available for distribution to the venture partners. In accordance with the joint venture agreement, the Partnership was entitled to and received approximately $3.7 million of such proceeds. A portion of the Cambridge sales proceeds was added to the Partnership's cash reserves in anticipation of future capital requirements at certain of the remaining joint ventures. The remainder of the proceeds, totalling approximately $2.2 million, was distributed to the Limited Partners in September 1994. See Note 4 to the Financial Statements accompanying this Annual Report for a further discussion of this transaction.

      The Partnership's investment objectives are to:
    (i) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
    (ii)preserve  and protect  the  Limited  Partners'  capital;
   (iii)obtain long-term  appreciation in the value of its  properties;  and
   (iv)provide a build-up of equity through the reduction of mortgage loans on its properties.

      Through September 30, 1995, the Limited Partners had received cumulative cash distributions totalling approximately $18,047,000, or approximately $542 per original $1,000 investment for the Partnership's earliest investors, of which approximately $7,720,000, or $284 per original $1,000 investment, represents net proceeds from the refinancing of the Carriage Hill Apartments in 1987 and approximately $2,200,000, or $63 per original $1,000 investment, represents the distributed portion of the net proceeds from the sale of the Cambridge Apartments in 1994. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. The Partnership suspended the payment of regular quarterly distributions of excess net cash flow in fiscal 1988. As of September 30, 1995, the Partnership retains its ownership interest in four of its five original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space.

      All of the properties securing the Partnership's investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for revenues. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rates, location, tenant mix and tenant improvement allowances.

      The Partnership has no operating property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

      The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

      The general partners of the Partnership (the "General Partners") are Fifth Income Properties Fund, Inc. and Properties Associates. Fifth Income Properties Fund, Inc., a wholly-owned subsidiary of PaineWebber, is the Managing General Partner of the Partnership. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partner. Subject to the General Partner's overall authority, the business of the Partnership is managed by the Adviser. The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

      As of September 30, 1995, the Partnership owned interests in four operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:


                                     Percent Occupied At            Fiscal 1995
                             12/31/94   3/31/95   6/30/95   9/30/95   Average

Carriage Hill Village
 Apartments                    92%        90%       89%       89%       90%

Bell Plaza Shopping Center     76%        78%       78%       78%       78%

Greenbrier Apartments          93%        89%       90%       93%       91%

Seven Trails West Apartments   95%        94%       93%       97%       95%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Income Properties Fund, Inc. and Properties Associates, which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Income Properties Five Limited Partnership, PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Income Properties Five Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates misrepresented financial information about the Partnerships value and performance. The amended complaint alleges that PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

      Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fifth Income Properties Fund, Inc., Properties Associates and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1995 there were 2,407 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

      No distributions were made to the Limited Partners during fiscal 1995.

Item 6.  Selected Financial Data (in thousands except per Unit data)

           Paine Webber Income Properties Five Limited Partnership
                 Selected Financial Data for the Partnership
      For the years ended September 30, 1995, 1994, 1993, 1992 and 1991

                                          Years  Ended September 30,
                                1995        1994      1993      1992     1991

Revenues                     $   106    $     87  $     21 $     16  $     18

Operating loss               $  (207)    $  (262)  $  (183) $  (177)  $  (187)

Partnership's share of
  ventures' losses           $(1,182)   $   (995) $   (860) $(1,160)  $(1,068)

Partnership's share of gain on
  sale of operating investment
  property                         -    $  3,174         -        -         -

Net income (loss)            $(1,389)     $1,917   $(1,043) $(1,337)  $(1,255)

Net income (loss) per Limited
  Partnership Unit           $(39.37)   $  54.36   $(29.57) $(37.90)  $(35.56)

Cash distributions from sale,
  refinancing or other disposition
  transactions per Limited
  Partnership Unit               -      $  63.00         -        -         -

Total assets                $  1,658    $  1,836   $ 1,280  $ 2,319   $ 3,651

      The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 34,928 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered limited partnership interests to the public from May 1983 to May 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $34,928,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $30,920,000 was invested in joint venture interests in five operating investment properties. The Partnership's interest in the Cambridge Apartments property was sold in June 1994 in a transaction which yielded net proceeds of $3.7 million to the Partnership. Of such proceeds, $2.2 million was distributed to the Limited Partners in September 1994 and $1.5 million was retained by the Partnership to bolster its cash reserve balances. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments in accordance with the respective joint venture agreements.

      The Partnership's four remaining investment properties consist of three multi-family apartment complexes and one retail shopping center. While the current estimated market values of certain of the remaining properties are below the amounts paid for the properties at the time of the Partnership's inception in 1983 and 1984, all of the properties have estimated values above their respective outstanding mortgage debt obligations. Management's strategy over the past two years has been to capitalize on the favorable market interest rate environment by refinancing the mortgage loans secured by the operating investment properties to improve cash flow and permit the reinvestment of funds for capital improvement work. Such capital improvements are aimed at preserving and enhancing the properties' market values while the respective local economies and market conditions improve until favorable opportunities for the sale of the properties can be achieved. The status of such refinancing efforts and capital improvement work is discussed in more detail below.

      The occupancy level at Seven Trails West Apartments was 97% at September 30, 1995, as compared to 96% at September 30, 1994. The property continued to benefit from a combination of a stable multi-family rental market and the improvements in physical appearance resulting from the capital improvement program implemented during the current year. A major capital program was implemented during 1995 with over $400,000 budgeted to improve the exterior of the buildings as well as the grounds. During the year, major enhancements that were completed included replacing and/or repairing retaining walls where necessary, replacing numerous roofs and balconies, painting the exteriors of a number of buildings, and purchasing exercise equipment for the clubhouse. Monthly rental rates have increased by 4% since the beginning of 1995. The apartment complex is encumbered by a nonrecourse first mortgage loan with a principal balance of $14,700,000 at September 30, 1995. On March 31, 1994, the Partnership closed on a modification and extension of the wraparound mortgage loan secured by the Seven Trails Apartments with the existing lender. As part of the agreement, the wrap mortgage lender purchased the underlying first mortgage loan and is now the sole mortgage lienholder. Under the terms of the modification agreement, the loan maturity date was extended to February 1, 1996 and the accrual rate of interest was increased from 11% to 12%, with 1%
deferred, on the outstanding mortgage loan principal. In addition to the outstanding principal balance, there is currently deferred interest totalling approximately $1.7 million due to the Seven Trails mortgage lender. Under the terms of the extension agreement, no interest will accrue on the current or additional amounts of deferred interest through the scheduled maturity date. The Partnership contributed approximately $586,000 to the Seven Trails joint venture in the second quarter of fiscal 1994 in order to complete the modification and extension transaction. Such advances were used to pay a refundable $147,000 extension fee, to fund a capital improvement reserve of $400,000 and to pay for the transaction closing costs. The extension fee will be refunded to the Partnership if the entire obligation to the mortgage lender is repaid in full prior to the extended maturity date. Under the terms of the extension agreement, all net cash flow of the joint venture, after payment of current debt service, approved capital costs and approved refinancing costs, will be payable to the lender to pay down outstanding deferred interest and then loan principal. During fiscal 1995, the joint venture approached several potential lenders in an attempt to secure a timely refinancing of the first mortgage loan prior to the February 1996 maturity date. The joint venture currently has an application in process for a new loan with a potential replacement lender. However, no financing agreement has been finalized as of the date of this report. The loan application is for a $17 million mortgage loan which would enable the venture to repay, in full, the maturing obligation. The lender is currently reviewing the loan application and completing its due diligence. The review process will include an assessment of reserves required to be withheld from the loan amount to be set aside for necessary repairs and improvements. Since the property is over 20 years old, such reserve requirements could be significant and could result in the Partnership having to contribute funds from its cash reserves to cover transaction costs. Management is hopeful that the amounts spent on repairs and improvements during fiscal 1995 will mitigate the prospective lender's reserve requirements. While there are no assurances that this refinancing transaction will be completed, management is cautiously optimistic that a transaction will close in the second quarter of fiscal 1996. It is uncertain whether a transaction would close in time to permit the Partnership to recover the $147,000 extension fee referred to above.

     During the quarter ended December 31, 1994, the Bell Plaza joint venture obtained a six-month extension of the maturity date of its mortgage loan to June 1, 1995, in return for an extension fee of approximately $27,000. On June 19, 1995, the Partnership completed the refinancing of the existing first mortgage loan secured by Bell Plaza, reducing the annual interest rate from 9.4% to 8.125%. The loan, in the initial principal amount of $3,300,000, matures in seven years and requires monthly principal and interest payments based upon a twenty-five-year amortization schedule. The terms of the loan allow for a prepayment of the principal balance after the end of one year. The joint venture paid a fee of $33,000 to obtain the loan commitment, with an additional $33,000 paid at closing. Occupancy at the Bell Plaza Shopping Center was 78% at September 30, 1995, down from 88% at September 30, 1994. This change in occupancy is directly attributable to the termination of the Wal-Mart lease and the commencement of the United Supermarkets lease for approximately 77% of the prior Wal-Mart space, which occurred in the first quarter of fiscal 1995. The property's leasing team continues to actively market the remaining approximately 19,000 square feet of the 82,800 square foot anchor space formerly occupied by Wal-Mart. Overall leasing activity has remained slow and very competitive. At the present time, real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and market value of Bell Plaza in the near term. In order to make Bell Plaza more attractive to retail customers and potential tenants, the exterior of the Center was repainted during fiscal 1995.

     As previously reported, during the second quarter of fiscal 1994 the Carriage Hill joint venture did not generate sufficient cash flow to fully cover its debt service payments to the lender. Consequently, the joint venture entered into a forbearance agreement with the lender which allowed for the payment of less than the full amount due each month through July 1994 in the event that cash flow from the property was not sufficient to pay the required amount. In return, the joint venture agreed to, among other things, apply for refinancing at a lower interest rate through a HUD-insured loan program. An application for such financing was submitted in fiscal 1994. However, the dramatic increase in market interest rate levels during calendar 1994 made this refinancing plan economically unfeasible at that time. Accordingly, management of the venture went back to the existing lender to attempt to reach an agreement which would allow the venture to bring the loan, which had a scheduled maturity date of January 2022, current over a period of time. The lender agreed to an additional forbearance period beginning in August 1994, whereby the venture was required to make the full monthly payments due under the original mortgage loan from August 1, 1994 forward and to repay the prior deferred payments and restore certain required escrow deposits by October 31, 1994. Through October 1994, the venture had made the full payments due under the mortgage loan since August, but had requested additional time from the lender to make up the deferred payments and restore the escrow deposits, an obligation which totalled approximately $300,000. During the first quarter of fiscal 1995, the lender agreed to give the venture until January 15, 1995 to bring the loan current. During the second quarter, the Partnership and its co-venture partner each contributed $150,000 to the venture, the proceeds of which were used to bring the loan current under the terms of the forbearance agreement. Subsequently, market interest rates declined sufficiently to allow the existing first mortgage loan secured by Carriage Hill, with an outstanding principal balance of approximately $26.5 million, to be refinanced. The new loan, in the initial principal amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The new loan, which closed on June 1, 1995, significantly reduces monthly debt service requirements and provides additional capital that will be used to convert the gas utilities to individual metering for each apartment unit. This conversion would transfer the utility payments to the tenants, thereby reducing the property's future operating expenses. The new loan also releases from the collateral a 23-acre parcel of excess land. This land may eventually be marketed for sale to local developers once market conditions improve sufficiently. The suburban Baltimore market remains competitive with competing properties continuing to offer concessions to attract new tenants. Nonetheless, Carriage Hill is now operating at a stabilized level. Management was able to increase rental rates by 2% during fiscal year 1995. However, occupancy at Carriage Hill decreased to 89% at September 30, 1995 from 92% at September 30, 1994. Management expects that the average occupancy level will increase in fiscal 1996, stabilizing in the low 90% range. Management does not plan to raise monthly rental rates in fiscal 1996 until the tenants become accustomed to paying the individually metered utility charge.

     The occupancy level at Greenbrier Apartments was 93% at September 30, 1995, down from 96% at September 30, 1994. During fiscal 1995, the Indianapolis apartment rental market remained very competitive, with little or no change in the rental rates of the competition. The property management team continued to improve the competitiveness of the Greenbrier property during the year by completing scheduled capital improvements which included installing dishwashers in the two-bedroom units as they turn over and replacing patio fences and roofs. In addition, during fiscal 1995, the parking lot was sealed and re-striped and interior hallways, exterior doors, stairs and all townhouse exteriors were repainted. The scheduled capital improvement program also included gutter replacement and balcony repairs, which are scheduled to be completed in the first quarter of 1996. Greenbrier continues to produce excess cash flow after the payment of operating expenses, debt service payments to the lender and capital costs. Although the current mortgage debt of $5,400,000, which is secured by the property and bears interest at 10% per annum, does not mature until June 1998, the joint venture has applied for a new mortgage loan with another lender. Given the current favorable interest rate environment, a new loan could reduce the monthly debt service payments of the joint venture.

     At September 30, 1995, the Partnership had cash and cash equivalents of $1,658,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future refinancing expenses and capital contributions related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1995 Compared to 1994

     The Partnership reported a net loss of $1,389,000 for fiscal 1995 as compared to net income of $1,917,000 for the prior year. The primary reason for this unfavorable change in net operating results is that the Partnership recognized a $3.2 million gain in the prior year on the sale of the Cambridge Apartments, which occurred in June 1994. In addition, the Carriage Hill joint venture recognized a loss on the write-off of unamortized deferred financing costs in the current year of $1,177,000 in conjunction with the June 1995 refinancing transaction discussed further above. The Partnership's share of this loss was $471,000, which is included in the Partnership's share of ventures' losses for fiscal 1995. The Partnership's share of ventures' losses, prior to the effect of the Carriage Hill refinancing loss, decreased by $284,000 in fiscal 1995 mainly due to improved operating results at the Greenbrier, Seven Trails and Carriage Hill joint ventures. Rental revenues were higher at all three apartment properties in fiscal 1995, despite lower average occupancy levels, due to increases in rental rates made possible by the generally improving market conditions for multi-family apartment properties across the country during fiscal 1995. At Greenbrier, rental revenues improved by $58,000, or 4%, in fiscal 1995, when compared to the prior year, while average occupancy declined from 94% to 91%. In addition, repairs and maintenance expenses decreased by $96,000 at Greenbrier due to certain non-recurring repair work performed in fiscal 1994 as a result of winter storm damage. Rental revenues increased by $194,000, or 6%, at the Seven Trails property despite a slight drop in average occupancy from 96% for fiscal 1994 to 95% for fiscal 1995. Such increased revenues at Seven Trails were partially offset by the increase in the venture's interest expense which resulted from the fiscal 1994 modification agreement described above. At Carriage Hill, revenues were up only slightly in what have been less favorable local market conditions. The improvement in the Carriage Hill joint venture's net operating results were more attributable to a decrease in expenses, primarily depreciation and utilities expenses, which declined by $61,000 and $63,000, respectively. The improved operating results at the three apartment properties were partially offset by a decline in revenues at the Bell Plaza Shopping Center which resulted from the anchor tenant re-leasing situation described further above. The resulting drop in average occupancy at Bell Plaza, from 87% for fiscal 1994 to 78% for fiscal 1995, contributed to the decrease of $64,000 in the venture's rental revenues.

     The unfavorable changes in net operating results were also partially offset by a decrease in the Partnership's operating loss of approximately $55,000 for the current year due to an increase in interest income and a decrease in general and administrative expenses. Interest income increased by $19,000 due to an increase in the interest rates earned on the Partnership's cash reserves, as well as the significant increase in the average outstanding balance of such reserves which resulted from the retention of $1.5 million of the Cambridge sale proceeds from the June 1994 sale transaction. General and administrative expenses decreased by $36,000 mainly due to higher professional fees incurred in the prior year.

1994 Compared to 1993

     The Partnership reported net income of $1,917,000 for fiscal 1994 as compared to a net loss of $1,043,000 in the prior year. The Partnership's net income for fiscal 1994 was a result of the Partnership's share of the gain realized from the sale of the Cambridge Apartments, as discussed above. The total gain recognized by the Cambridge joint venture totalled $3,336,000, and the Partnership's share of such gain amounted to $3,174,000 per the terms of the joint venture agreement. The Partnership's share of ventures' losses, prior to the gain on the Cambridge sale, increased by $135,000 when compared to the prior year. This unfavorable change in the Partnership's share of ventures' losses from operations was mainly a result of an increase in the operating loss at the Cambridge Apartments, primarily due to the payment, in accordance with the agreement, of previously unaccrued subordinated management fees in the amount of $100,000 upon the sale of the operating investment property. An increase in interest expense at the Seven Trails joint venture during fiscal 1994, as a result of the modification and extension agreement described above, also contributed to the increase in the combined joint ventures' operating loss. The Partnership's operating loss increased by $79,000 during fiscal 1994 due to an increase in Partnership general and administrative expenses. These expenses increased mainly as a result of additional expenditures incurred related to an independent valuation of the Partnership's operating properties which was commissioned during fiscal 1994 in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities.

1993 Compared to 1992

      For the year ended September 30, 1993, the Partnership reported a net loss of $1,043,000, as compared to a net loss of $1,337,000 for the year ended September 30, 1992. This favorable change in net operating results was primarily due to a decrease in the Partnership's share of ventures' losses. The largest factor in the decline in ventures' losses was an increase in rental revenue at all five of the joint ventures. Occupancy and rental rates increased at the properties during fiscal 1993, reflecting the gradual improvement of the multi-family apartment market in most areas of the country, as well as strong leasing activity at the Bell Plaza Shopping Center. This improvement in operating results was partially offset by an increase in property operating expenses. Property operating expenses increased mainly due to an increase in utilities expense at the majority of the joint ventures as a result of the severe 1993 winter season and an increase in repairs and maintenance costs at Carriage Hill, Cambridge and Seven Trails.

Inflation

     The Partnership completed its twelfth full year of operations in fiscal 1995 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses which would tend to rise with inflation. Tenants at the Partnership's apartment projects have short-term leases, generally of six - to - twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    III -4

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

      The Managing General Partner of the Partnership is Fifth Income Properties Fund, Inc. a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
      Name                      Office                      Age      to Office

Lawrence A. Cohen    President and Chief Executive Officer  42        8/30/88
Albert Pratt         Director                               84       11/19/82*
J. Richard Sipes     Director                               48         6/9/94
Walter V. Arnold     Senior Vice President and Chief
                       Financial Officer                    48       10/29/85
James A. Snyder      Senior Vice President                  50         7/6/92
John B. Watts III    Senior Vice President                  42         6/6/88
David F. Brooks      First Vice President and
                       Assistant Treasurer                  53       11/19/82 *
Timothy J. Medlock   Vice President and Treasurer           34         6/1/88
Thomas W. Boland     Vice President                         33        12/1/91

*  The date of incorporation of the Managing General Partner.

      (c) There are no other significant employees in addition to the directors and principal executive officers mentioned above.

      (d) There is no family relationship among any of the foregoing directors and executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

      (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

      Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

    J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

      Albert Pratt is Director of the Managing General Partner, a Consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

      Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

      John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

      David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

      Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

      (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

      (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

      The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under
Item 13.

    The Partnership has not paid regular cash distributions to the Unitholders over the past five years. Regular quarterly distributions of excess cash flow were suspended in 1988. Furthermore, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, Fifth Income Properties Fund, Inc., is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, the general partners of which are also officers of the Adviser and the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

      (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any general partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

      (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The General Partners of the Partnership are Fifth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates (the "Associate General
Partner"),  a Massachusetts  general  partnership,  certain general  partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed generally 85% to the Limited Partners and 15% to the General Partners, after the prior receipt by the Limited Partners of their adjusted capital contributions and a cumulative, noncompounded return on their average adjusted capital contributions ranging from 10% to 6% depending on when a Limited Partner was admitted to the Partnership. All sale and refinancing proceeds received by the Partnership to date have been distributed to the Limited Partners in accordance with the Partnership Agreement.

      Pursuant to the terms of the Partnership Agreement, taxable income and tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and to the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income and tax losses from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. No management fees were earned during the three-year period ended September 30, 1995.

      The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the years ended September 30, 1995 is $87,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $5,000 for managing the Partnership's cash assets in fiscal 1995, which amount is included in general and administrative expenses on the accompanying statement of operations. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


      (a)   The following documents are filed as part of this report:

            (1) and (2) Financial Statements and Schedule:

                     The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedule at page F-1.

            (3)      Exhibits:

                The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.


      (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1995.

      (c)   Exhibits

                  See (a)(3) above.

      (d)   Financial Statement Schedules

                The  response  to this  portion  of Item  14 is  submitted  as a
                separate  section  of  this  report.   See  Index  to  Financial
                Statements and Financial Statement Schedule at page F-1.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PAINE WEBBER INCOME PROPERTIES FIVE
                               LIMITED PARTNERSHIP


                                 By:  Fifth Income Properties Fund, Inc.
                                         Managing General Partner


                                  By:    /s/ Lawrence A. Cohen
                                     Lawrence A. Cohen
                                     President and Chief Executive Officer


                                  By:     /s/ Walter V. Arnold
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer


                                  By:     /s/ Thomas W. Boland
                                     Thomas W. Boland
                                     Vice President

Dated:  January 11, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Albert Pratt                             Date:January 11, 1996
   Albert Pratt
   Director





By: /s/ J. Richard Sipes                        DateJanuary 11, 1996
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS


                                                        Page Number in the
Exhibit No.      Description of Document                Report or Other
                                                        Reference
--------------   -----------------------------------    -----------------------

(3) and          Prospectus of the Registrant dated     Filed with the
(4)              May 26, 1983, as supplemented,         Commission pursuant
                 with particular reference to           to Rule 424(c) and
                 the Restated Certificate               incorporated herein
                 and Agreement of Limited               by reference.
                 Partnership.


(10)             Material contracts previously filed    Filed with the
                 as exhibits to registration            Commission pursuant
                 statements and amendments thereto      to Section 13 or
                 of the  registrant  together  with     15(d) of the
                 all such contracts filed as exhibits   Securities Exchange
                 of previously filed Forms 8-K and      Act of 1934 and
                 Forms 10-K are hereby incorporated     incorporated herein
                 herein by refererence.                 by reference.



(13)             Annual Report to Limited Partners      No Annual Report for
                                                        the year ended
                                                        September 30, 1995
                                                        has been sent to the
                                                        Limited Partners.  An
                                                        Annual Report will be
                                                        sent to the Limited
                                                        Partners subsequent
                                                        to this filing.

(22)             List of subsidiaries                   Included in Item 1 of
                                                        Part  I of  this  Report
                                                        Page   I-1,   to   which
                                                        reference    is   hereby
                                                        made.


(27)             Financial data schedule                Filed   as  the   last
                                                        page     of      EDGAR
                                                        submission   following
                                                        the          Financial
                                                        Statements         and
                                                        Financial    Statement
                                                        Schedule  required  by
                                                        Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                      Reference

Paine Webber Income Properties Five Limited Partnership:

      Report of independent auditors                                     F-2

      Balance sheets as of September 30, 1995 and 1994                   F-3

      Statements of operations  for the years ended
          September 30, 1995,  1994 and 1993                             F-4

      Statements  of  changes in  partners'  capital  (deficit)
          for the years ended  September 30, 1995, 1994 and 1993         F-5

      Statements of cash flows for the years ended  September
          30, 1995,  1994 and 1993                                       F-6

      Notes to financial statements                                      F-7

Combined  Joint  Ventures  of Paine  Webber  Income  Properties  Five  Limited
Partnership:

      Report of independent auditors                                    F-17

      Combined balance sheets as of September 30, 1995 and 1994         F-18

      Combined  statements  of operations  and changes in
          venturers'  capital (deficit) for the
        years ended September 30, 1995, 1994 and 1993                   F-19

      Combined  statements  of cash flows for the years  ended
            September  30, 1995, 1994  and 1993                         F-20

      Notes to combined financial statements                            F-21

      Schedule III - Real estate and accumulated depreciation           F-28


   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS






The Partners of
Paine Webber Income Properties Five Limited Partnership:

      We have audited the accompanying balance sheets of Paine Webber Income Properties Five Limited Partnership as of September 30, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Five Limited Partnership at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.






                              ERNST & YOUNG LLP


Boston, Massachusetts
December 28, 1995

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                BALANCE SHEETS
                          September 30, 1995 and 1994
                     (In thousands, except per Unit data)

                                    ASSETS
                                                            1995       1994

Cash and cash equivalents                                 $ 1,658    $  1,836

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Equity in losses in excess of investments and
  advances in joint ventures                              $ 2,059    $    861
Accounts payable and accrued expenses                          38          25
      Total liabilities                                     2,097         886

Partners' capital (deficit):
  General Partners:
   Capital contributions                                        1           1
   Cumulative net loss                                       (139)       (125)
   Cumulative cash distributions                              (60)        (60)

  Limited Partners ($1,000 per unit; 34,928 units issued):
   Capital contributions, net of offering costs            31,554      31,554
   Cumulative net loss                                    (13,748)    (12,373)
   Cumulative cash distributions                          (18,047)    (18,047)
      Total partners' capital (deficit)                      (439)        950
                                                         $  1,658    $  1,836





















                            See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
             For the years ended September 30, 1995, 1994 and 1993
                     (In thousands, except per Unit data)

                                                 1995        1994       1993


Revenues:
   Interest income                         $      106    $     87   $      21

Expenses:
   General and administrative                     313         349         204

Operating loss                                   (207)       (262)       (183)

Partnership's share of ventures' losses        (1,182)       (995)       (860)

Partnership's share of gain on sale of
   operating investment property                    -       3,174           -

Net income (loss)                             $(1,389)     $1,917     $(1,043)

Net income (loss) per Limited
  Partnership Unit                            $(39.37)    $ 54.36     $(29.57)

Cash distributions per Limited
  Partnership Unit                           $     -      $ 63.00     $     -



   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 34,928 Limited Partnership Units outstanding during each year.




















                            See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL (DEFICIT)
              For the years ended September 30, 1995, 1994 and 1993
                                (In thousands)

                                            General       Limited
                                            Partners      Partners      Total

Balance at September 30, 1992              $(193)        $2,469        $2,276

Net loss                                     (10)        (1,033)       (1,043)

Balance at September 30, 1993               (203)         1,436         1,233

Net income                                    19          1,898         1,917

Cash distributions                             -         (2,200)       (2,200)

Balance at September 30, 1994               (184)         1,134           950

Net loss                                     (14)        (1,375)       (1,389)

Balance at September 30, 1995              $(198)        $ (241)      $  (439)



























                            See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                           STATEMENTS   OF  CASH  FLOWS
              For the years ended September 30, 1995, 1994 and 1993
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                               1995         1994        1993

Cash flows from operating activities:
   Net income (loss)                        $  (1,389)    $ 1,917     $(1,043)
   Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
     Partnership's share of ventures' losses    1,182         995         860
     Partnership's share of gain on sale of
      operating investment property                 -      (3,174)          -
      Changes in assets and liabilities:
      Accounts payable - affiliates                 -         (24)          6
      Accounts payable and accrued expenses        13           -         (1)
        Total adjustments                       1,195      (2,203)        865
        Net cash used for operating
          activities                             (194)       (286)       (178)

Cash flows from investing activities:
   Distributions from joint ventures              275       4,191         390
   Additional investments in joint ventures      (259)       (586)          -
        Net cash provided by
         investing activities                      16       3,605         390

Cash flows from financing activities:
   Distributions to partners                        -      (2,200)          -
        Net cash used for
         financing activities                       -      (2,200)          -

Net increase (decrease) in cash and
 cash equivalents                               (178)       1,119         212

Cash and cash equivalents, beginning of year    1,836         717         505

Cash and cash equivalents, end of year        $ 1,658     $ 1,836   $     717
















                            See accompanying notes.

                     PAINE WEBBER INCOME PROPERTIES FIVE
                             LIMITED PARTNERSHIP
                        Notes to Financial Statements



1.    Organization

      Paine Webber Income Properties Five Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in January 1983 for the purpose of investing in a diversified portfolio of income-producing properties. The Partnership authorized the issuance of units (the "Units") of limited partnership interest (at $1,000 per Unit) of which 34,928 were subscribed and issued between May 26, 1983 and May 25, 1984.

2.    Summary of Significant Accounting Policies

      The accompanying financial statements as of September 30, 1995 and 1994 include the Partnership's investment in four joint venture partnerships which own operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. The Partnership's policy is to identify any permanent impairment to the carrying value of its joint venture investments on a specific identification basis. At September 30, 1995 and 1994, the carrying value of one of the Partnership's joint ventures is adjusted for an allowance for possible investment loss. See Note 4 for a discussion of this allowance account and a description of the joint venture partnerships.

      The Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments which have original maturities of 90 days or less.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.    The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are Fifth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed generally 85% to the Limited Partners and 15% to the General Partners, after the prior receipt by the Limited Partners of their adjusted capital contributions and a cumulative, noncompounded return on their average adjusted capital contributions ranging from 10% to 6% depending on when a Limited Partner was admitted to the Partnership. All sale and refinancing proceeds received by the Partnership to date have been distributed to the Limited Partners in accordance with the Partnership Agreement.

      Pursuant to the terms of the Partnership Agreement, taxable income and tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and to the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income and tax losses from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. No management fees were earned during the three-year period ended September 30, 1995.

      The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      Included in general and administrative expenses for the years ended September 30, 1995, 1994 and 1993 is $87,000, $96,000 and $107,000,
    respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $5,000, $2,000 and $1,000 for managing the Partnership's cash assets in fiscal 1995, 1994 and 1993, respectively, which amounts are included in general and administrative expenses on the accompanying statements of operations.

4.  Investments in Joint Venture Partnerships

     As of September 30, 1995, the Partnership has investments in five joint ventures (four at September 30, 1994). On June 30, 1994, Cambridge Associates sold its operating investment property, the Cambridge Apartments, a 378-unit apartment complex located in Omaha, Nebraska, to an affiliate of the Partnership's co-venture partner. The property was sold for $9,700,000. After repayment of the outstanding $5 million first mortgage loan and closing costs, the sale generated approximately $4.7 million to be split between the Partnership and the co-venturer in accordance with the venture agreement. The Partnership's share of such proceeds amounted to approximately $3.7 million in cash. The sale resulted in a gain of $3,336,000 which was recognized by the venture in fiscal 1994. The Partnership's share of such gain totalled $3,174,000.

      The joint ventures are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these joint ventures (including Cambridge Associates through the date of the sale transaction described above) are as follows:

                       Condensed Combined Balance Sheet
                         September 30, 1995 and 1994
                                (in thousands)

                                    Assets
                                                            1995        1994

   Current assets                                        $  2,369    $  2,284
   Operating investment properties, net                    45,566      46,744
   Other assets, net                                        1,982       1,987
                                                         $ 49,917     $51,015

                      Liabilities and Venturers' Deficit

   Current liabilities                                  $  18,333    $  7,297
   Other liabilities                                          980         860
   Long-term mortgage debt,
     less current portion                                  36,325      46,530

   Partnership's share of combined deficit                 (2,607)     (1,470)
   Co-venturers' share of combined deficit                 (3,114)     (2,202)
                                                         $ 49,917     $51,015

                 Reconciliation of Partnership's Investments
                                (in thousands)
                                                           1995        1994

   Partnership's share of deficit, as shown above     $    (2,607) $   (1,470)
   Partnership's share of current liabilities
     and long-term debt                                       848         909
   Less:  Allowance for possible investment loss (1)         (300)       (300)

   Investments in joint ventures, at equity, net       $   (2,059) $     (861)

         (1) The carrying value of the Partnership's investments in joint ventures at September 30, 1995 and 1994 is net of an allowance for possible investment loss of $300,000, which relates to the Amarillo Bell Associates joint venture. See discussion below for further details.

                Condensed  Combined Summary of Operations
             For the years ended September 30, 1995, 1994 and 1993
                                (in thousands)
                                                1995        1994        1993
   Revenues:
     Rental income and expense recoveries     $11,173     $12,458     $12,782
     Interest and other income                    443         386         343
                                               11,616      12,844      13,125

   Expenses:
     Property operating expenses                4,968       6,199       6,135
     Depreciation and amortization              2,525       2,688       2,983
     Interest expense                           5,216       5,421       5,435
     Loss on write-off of deferred
       financing costs                          1,177           -           -
                                               13,886      14,308      14,553

   Operating loss                              (2,270)     (1,464)     (1,428)

   Gain on sale of operating
     investment property                            -       3,336           -

   Net income (loss)                         $ (2,270)   $  1,872    $ (1,428)

   Net income (loss):
     Partnership's share of
       combined income (loss)                $ (1,182)   $  2,179   $    (860)
     Co-venturers' share of combined loss      (1,088)       (307)       (568)
                                             $ (2,270)   $  1,872    $ (1,428)


   The Partnership's share of the combined income (loss) of the joint ventures is presented as follows on the accompanying statements of operations (in thousands):

                                               1995        1994          1993

   Partnership's share of ventures' losses   $ (1,182)   $   (995)    $  (860)
   Partnership's share of gain on sale of
     operating investment property                  -       3,174           -
                                             $ (1,182)    $ 2,179     $  (860)


    Investments in joint ventures, at equity is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

    Investments in joint ventures, at equity on the balance sheet at September 30, 1995 and 1994 is comprised of the following (in thousands):

                                                            1995        1994

   Randallstown Carriage Hill Associates                $  (5,796)   $ (4,970)
   Signature Partners, L.L.C.                                 238           -
   Amarillo Bell Associates                                 1,556       1,506
   Greenbrier Associates                                      855         915
   Seven Trails West Associates                             1,088       1,688
                                                        $  (2,059)  $    (861)

    The Partnership received cash distributions from the ventures as set forth below (in thousands):

                                                1995        1994        1993

   Amarillo Bell Associates                $       50  $       59   $      78
   Greenbrier Associates                          132         111           4
   Carriage Hill                                   93           -           -
   Cambridge Associates                             -       4,021         308
                                             $    275    $  4,191    $    390

    A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

a)  Randallstown Carriage Hill Associates

    On August 30, 1983, the Partnership acquired an interest in Randallstown Carriage Hill Associates, a Maryland general partnership organized to purchase and operate Carriage Hill Village Apartments, an 806-unit apartment complex in Randallstown, Maryland. The Partnership ("PWIP5") is a general partner in the joint venture. JBG Associates ("JBG") was the original co-venturer of the joint venture.

    The aggregate cash investment made by the Partnership for its interest was approximately $11,524,000 (including an acquisition fee of $1,150,000 paid to the Adviser). The apartment complex was acquired subject to four mortgages; two institutional nonrecourse first mortgages with balances totalling approximately $6,136,000 at the time of closing, and two second mortgage notes from the seller of the property with balances totalling $6,000,000 at the time of closing. On December 30, 1986, the Partnership refinanced the aforementioned debt by obtaining a $28,000,000 non-recourse mortgage loan. The Partnership received a distribution of approximately $9,926,000 in fiscal 1987, reflecting its share of the excess refinancing proceeds.

    The joint venture obtained necessary new capital by admitting Signature Development Corporation ("Signature") as a new partner in fiscal 1988. The amended partnership agreement provided for the admission of Signature as a 50% partner in the joint venture with JBG and PWIP5 (collectively "JBG/PW"). JBG and PWIP5's ownership percentages were adjusted, pro rata, to 10% and 40%, respectively. In return for its 50% interest, Signature committed to contribute up to $3,000,000 to the joint venture over the first three years, primarily to fund capital improvements, working capital needs and meet debt payments.

     The Carriage Hill joint venture did not generate sufficient cash flow to fully cover its debt service payments to the lender during the second quarter of fiscal 1994. Consequently, the joint venture entered into a forbearance agreement with the lender which provided for the payment of less than the full amount due each month through July 1994 in the event that cash flow was not sufficient. In return, the joint venture agreed to, among other things, apply for refinancing at a lower interest rate through a HUD-insured loan program. An application for such financing was submitted in fiscal 1994. However, the dramatic increase in market interest rate levels during calendar 1994 made this refinancing plan economically unfeasible at that time. Accordingly, management of the venture went back to the existing lender to attempt to reach an agreement which would allow the venture to bring the loan, which had a scheduled maturity date of January 2022, current over a period of time. The lender agreed to an additional forbearance period beginning in August 1994, whereby the venture was required to make the full monthly payments due under the original mortgage loan from August 1, 1994 forward and to repay the prior deferred payments and restore certain required escrow deposits by October 31, 1994. Through October 1994, the venture had made the full payments due under the mortgage loan since August, but had requested additional time from the lender to make up the deferred payments and restore the escrow deposits, an obligation which totalled approximately $300,000. During the first quarter of fiscal 1995, the lender agreed to give the venture until January 15, 1995 to bring the loan current. During the second quarter, the Partnership and its co-venture partner each contributed $150,000 to the venture, the proceeds of which were used to bring the loan current under the terms of the forbearance agreement. Subsequently, market interest rates declined sufficiently to allow the existing first mortgage loan secured by Carriage Hill, with an outstanding principal balance of approximately $26.5 million, to be refinanced. The new loan, in the initial principal amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The venture recognized a loss of $1,177,000 in fiscal 1995 in connection with the refinancing transaction to write off the unamortized balance of the deferred financing costs related to the prior mortgage loan. The new loan also releases from the collateral a 23-acre parcel of excess land. The venture distributed this land parcel, which had a carrying value of $563,000, to a new entity, Signature Partners, L.L.C., in conjunction with the refinancing transaction. Signature Partners, L.L.C. is owned by Signature, JBG and the Partnership with the same ownership interest percentages as in the Carriage Hill joint venture agreement. The land owned by Signature Partners, L.L.C. could eventually be marketed to local developers once market conditions improve. Proceeds of any such sale, if completed, would be distributed to the owners in accordance with the same priorities called for under the terms of the Carriage Hill joint venture agreement described below.

    The amended joint venture agreement provides that available net cash flow, as defined, is to be distributed in the following order of priority: 1) To the partners for any deficiency loans, as defined, simple but cumulative interest at 15% per annum; 2) To Signature and JBG/PW, until both have received an amount of $151,324 plus simple but cumulative interest at 10% thereon from January 15, 1995 through the date of distribution; 3) To Signature, simple but cumulative interest at 10% per annum on the aggregate unreturned balance of the Initial Capital Commitment of $2,549,120 and any Additional Capital, as defined; 4) To JBG/PW, simple but cumulative interest at 10% per annum on the unreturned balance of JBG/PW's deemed capital contribution of $1,500,000; and (5) any net cash flow remaining, to the partners pro rata in proportion to their respective partnership interests. Any cash flow distributed by the joint venture to JBG/PW is to be distributed between them in the following order of priority: 1) To the holders of operating notes, interest on all operating notes other than the Initial Operating Loan, as defined; 2) To PWIP5 and JBG, $300,000 distributed 90% to PWIP5 and 10% to JBG; and 3) any remainder, 80% to PWIP5 and 20% to JBG.

    Per the terms of the amended joint venture agreement, any net proceeds arising from the refinancing, sale, exchange or other disposition of the Property or any part thereof, will be distributed in the following order of priority: 1) To the lenders of deficiency loans, simple but cumulative interest at 15% per annum on, and then to the payment of the principal of, any deficiency loans; 2) To Signature and JBG/PW, until both have received an amount of $151,324 plus simple but cumulative interest at 10% thereon from January 15, 1995 through the date of distribution; 3) to Signature and JBG/PW, an amount equal to their respective Closing Adjustment Accounts, as defined, plus the Deferred Distribution of $137,500 owed to JBG/PW, together with simple but cumulative interest at 10% per annum thereon; 4) to Signature, simple but cumulative interest at 10% per annum on, and then to the payment of principal of, the aggregate unreturned balance of the Initial Capital Commitment of $2,549,120 and any Additional Capital, as defined; 5) to JBG/PW, simple but cumulative interest at 10% per annum on, and then to the payment of principal of, the unreturned aggregate balance of JBG/PW's deemed capital contribution of $1,500,000, plus $351,000; and 5) the balance pro rata to the partners in proportion to their respective percentages of partnership interests. Any capital proceeds distributed by the joint venture to JBG/PW are to be distributed between them in the following order of priority: 1) To the holders of operating notes, all unpaid accrued interest on, and then to the payment of principal of, all outstanding operating notes other than the Initial Operating Loan; 2) To JBG, any subordinated management fees and management fees then unpaid and accrued from prior fiscal years, 3) To PWIP5, payment of the Initial Operating Note together with accrued interest thereon; 4) To JBG, $200,000 for services rendered in connection with the refinancing of the original mortgage; 5) To PWIP5 and JBG, the next $5,000,000 distributed 90% to PWIP5 and 10% to JBG; and 6) To PWIP5 and JBG, any remaining balance distributed 80% to PWIP5 and 20% to JBG.

    All tax losses shall be allocated to the partners in proportion to their percentages of partnership interest; provided, however, that no partner shall be allocated any loss which would reduce its capital account below zero unless all Partners have negative capital accounts. Taxable income shall be allocated in accordance with the cash flow distributions set forth above. Any income allocated by the joint venture to JBG/PW is to be allocated between them to the extent of cash flow distributed to them for such taxable year, with the remainder allocated 80% to PWIP5 and 20% to JBG. Tax losses allocated by the joint venture to JBG/PW shall be allocated between them in the ratio of their positive capital account balances, subsequent to any distributions, with any remaining losses allocated 80% to PWIP5 and 20% to JBG. Allocations of the joint venture's net losses for financial accounting purposes have been made in accordance with the allocations of tax losses.

    A management agreement ("Management Agreement"), dated as of July 8, 1988, between the joint venture and Signature Management Services, Inc., an affiliate of Signature, sets forth conditions of the property management for the Carriage Hill Apartments. The Management Agreement provides for a monthly management fee of 5% of the prior month's gross revenues, as defined.

b)  Amarillo Bell Associates

    On September 30, 1983, the Partnership acquired a 50% interest in Amarillo Bell Associates, an existing Texas general partnership which owns a 151,500 square foot shopping center in Amarillo, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of The Boyer Company. The aggregate investment by the Partnership for its interest was approximately $2,222,000 (including an acquisition fee of $230,000 paid to the Adviser).

          During the quarter ended December 31, 1994, the Bell Plaza joint venture obtained a six-month extension of the maturity date of its mortgage loan to June 1, 1995, in return for an extension fee of approximately $27,000. On June 19, 1995, the Partnership completed the refinancing of the existing first mortgage loan secured by Bell Plaza, reducing the interest rate from 9.4% to 8.125%. The loan, in the initial principal amount of $3,300,000, matures in seven years and requires monthly principal and interest payments based upon a twenty-five year amortization schedule. The terms of the loan allow for a prepayment of the principal balance after the end of one year. The joint venture paid a fee of $33,000 to obtain the loan commitment, with an additional $33,000 paid at closing. At September 30, 1995, the balance of the mortgage loan, which matures on July 1, 2002, was approximately $3,293,000.

    Subsequent to the end of fiscal 1990, the Partnership had entered into negotiations with its co-venture partner to execute a purchase and sale agreement for the sale of the Partnership's interest in the joint venture. The proposed agreement would have given the co-venturer an option to purchase the Partnership's interest for $1,500,000. Because the option price was below the equity method carrying value of the Partnership's investment in Amarillo Bell Associates at September 30, 1990, the Partnership recognized a provision for possible investment loss of $300,000 in fiscal 1990 which reflected an estimate of the loss that would have been incurred if the option had been executed and exercised. The co-venturer was unable to obtain financing to complete this transaction and the option was never executed. The $300,000 allowance for possible investment loss remains on the Partnership's balance sheet at September 30, 1995 due to management's belief that it represents a permanent impairment to the carrying value of the investment in the Bell Plaza joint venture.

    The joint venture agreement provides that the Partnership will receive from cash flow an annual non-cumulative preferred return, payable monthly, of 50% of the distributable cash flow with a minimum of $164,000 from October 1, 1988 annually through September 30, 1990. For the period after September 30, 1990, the Partnership will receive an annual distribution paid on a monthly basis equal to 50% of distributable cash flow. The co-venturer will receive an annual non-cumulative base return payable quarterly equal to the available cash flow after the Partnership's return as set forth above.

    Taxable income before depreciation will be allocated to the Partnership and the co-venturer first in the same amount as cash is distributed, and any balance will be allocated 50% to the Partnership and 50% to the co-venturer. If no cash flow is available, then 100% is to be allocated to the
    Partnership. Depreciation will be allocated to the partners as it is attributable to their respective basis in the depreciable assets. Allocations of income and loss for financial accounting purposes have been made in accordance with the allocations of taxable income or tax loss.

    If additional cash is required for any reason in connection with the joint venture, it is to be provided in equal proportions by the Partnership and the co-venturer.

    Per the terms of the joint venture agreement, distributions from a sale of the operating investment property and/or refinancing proceeds will be as follows, after the payment of mortgage debts and to the extent not previously returned to each partner: 1) to the Partnership in an amount equal to the Partnership's gross investment, 2) to the co-venturer $2,140,000, 3) payment of all unpaid accrued interest on all outstanding operating notes and then to the repayment of the principal of all outstanding operating notes, 4) payment of any accrued subordinated management fees, 5) any remaining balance thereof shall be distributed 50% to the Partnership and 50% to the co-venturer.

    The joint venture has entered into a property management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is equal to 4% of gross rents.

c)  Greenbrier Associates

    On June 29, 1984, the Partnership acquired an interest in Greenbrier Associates, an Indiana general partnership that owns and operates Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of the Paragon Group.

    The aggregate cash investment made by the Partnership for its interest was approximately $4,109,000 (including an acquisition fee of $432,000 paid to the Adviser). The apartment complex is encumbered by a first mortgage loan with a balance of $5,400,000 at September 30, 1995.

    The joint venture agreement provides that the Partnership will receive from available cash flow an annual cumulative preferred base return, payable monthly, of $378,000. The Partnership's preference return is noncumulative on a year-to-year basis beginning July 1, 1987. The cumulative preference return of the Partnership in arrears at September 30, 1995 and 1994 for unpaid preference returns through June 30, 1987 is approximately $312,000. After the Partnership has received its preferred return, the co-venturer is then entitled to receive an annual noncumulative, subordinated base return, payable quarterly, of $21,000. Any remaining cash flow not previously distributed at the end of each year will be used to pay any accrued interest on all outstanding operating notes. The next $100,000 of cash flow in any year will be distributed 90% to the Partnership and 10% to the co-venturer. Thereafter, any excess cash flow will be distributed 80% to the Partnership and 20% to the co-venturer.

    Taxable income or tax loss from operations will be allocated in the same proportions as cash distributions, but in no event less than 5% to the co-venturer. Additionally, the co-venturer shall not be allocated net profits in excess of net cash flow distributed to it during the fiscal year. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the actual allocations of taxable income or tax loss.

    If additional cash is required for any reason in connection with the joint venture, it will be provided by the Partnership and the co-venturer as loans to the joint venture. Such loans would be provided 85% by the Partnership and 15% by the co-venturer.

    Any  proceeds   arising  from  a  refinancing,   sale,   exchange  or  other
    distribution of property will be distributed in the following order of priority: (1) to the payment of unpaid principal and accrued interest on all outstanding operating notes, then to the repayment of unpaid operating loans and accrued interest to the Partnership and the co-venturer, (2) to the Partnership for the aggregate amount of the Partnership's cumulative preference return not previously distributed, (3) the next $4,044,000 to the Partnership, (4) the next $200,000 to the co-venturer, (5) to the property manager, an amount equal to the sum of any unpaid subordinated management fees, (6) the next $3,500,000 to the Partnership and the co-venturer allocated 90% and 10%, respectively, (7) the next $3,000,000 to the Partnership and the co-venturer allocated 80% and 20%, respectively, and (8) any remaining balance to the Partnership and the co-venturer in the proportions of 70% and 30%, respectively.

    The joint venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of the gross receipts collected from the property.

d)  Seven Trails West Associates

    On September 13, 1984 the Partnership acquired an interest in Seven Trails West Associates, a Missouri general partnership that owns and operates Seven Trails West Apartments, a 532-unit apartment complex in Ballwin, Missouri. The Partnership is a general partner in the joint venture.

     The aggregate cash investment by the Partnership for its interest was approximately $10,011,000 (including an acquisition fee of $1,050,000 paid to the Adviser). The apartment complex is encumbered by a nonrecourse first mortgage loan with a principal balance of $14,700,000 at September 30,
     1995. On March 31, 1994, the Partnership closed on a modification and extension of the wraparound mortgage loan secured by the Seven Trails Apartments with the existing lender. As part of the agreement, the wrap mortgage lender purchased the underlying first mortgage loan and is now the sole mortgage lienholder. Under the terms of the modification agreement, the loan maturity date was extended to February 1, 1996 and the accrual rate of interest was increased from 11% to 12%, with 1% deferred, on the outstanding mortgage loan principal of $14,700,000. In addition to the outstanding principal balance, there is currently deferred interest totalling approximately $1.7 million due to the Seven Trails mortgage lender. Under the terms of the extension agreement, no interest will accrue on the current or additional amounts of deferred interest through the scheduled maturity date. The Partnership contributed approximately $586,000 to the Seven Trails joint venture in the second quarter of fiscal 1994 in order to complete the modification and extension transaction. Such advances were used to pay a refundable $147,000 extension fee, to fund a capital improvement reserve of $400,000 and to pay for the transaction closing costs. The extension fee will be refunded to the Partnership if the entire obligation to the mortgage lender is repaid in full prior to the extended maturity date. Under the terms of the extension agreement, all net cash flow of the joint venture, after payment of current debt service, approved capital costs and approved refinancing costs, will be payable to the lender to pay down outstanding deferred interest and then loan principal. During fiscal 1995, the joint venture approached several potential lenders in an attempt to secure a timely refinancing of the first mortgage loan prior to the February 1996 maturity date. The joint venture currently has an application in process for a new loan with a potential replacement lender. However, no financing agreement has been finalized as of the date of this report.

    The joint venture agreement provides that the Partnership will receive from available cash flow an annual cumulative preferred base return, payable monthly, of $875,000. The Partnership's preference return was cumulative on a year to year basis through September 30, 1987 and is cumulative monthly but not annually thereafter. The cumulative preference return of the Partnership in arrears at September 30, 1995 for unpaid preference returns through September 30, 1987 is approximately $1,691,000.

    After the Partnership has received its preferred return, the co-venturer is then entitled to receive an annual noncumulative, subordinated base return, payable quarterly, of $50,000. Any cash flow not previously distributed at the end of each fiscal year will be applied as follows: $250,000 of cash flow in any year will be distributed 90% to the Partnership and 10% to the co-venturer; the next $300,000 of annual cash flow will be distributed 80% to the Partnership and 20% to the co-venturer; thereafter, any excess cash flow will be distributed 70% to the Partnership and 30% to the co-venturer.

    Taxable income or tax loss from operations will be allocated in the same proportions as cash distributions, but in no event less than 10% to the co-venturer. Additionally, the co-venturer shall not be allocated net profits in excess of net cash flow distributed to it during the fiscal year. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

    If additional cash is required for any reason in connection with the joint venture, the joint venture agreement calls for such funds to be provided by the Partnership and the co-venturer as loans to the joint venture. Such loans would be provided 90% by the Partnership and 10% by the co-venturer. Operating notes have been provided by the Partnership and co-venturer in the amounts of $836,000 and $11,000, respectively. The notes bear interest at the prime interest rate of a local bank. As stated above, the Partnership advanced 100% of the funds required to close the loan modification and extension agreement in fiscal 1994. The portion of such operating notes representing the co-venture partner's 10% share of the required funds bears interest at twice the rate of the regular operating notes.

    Subject to the first loan modification agreement reached in 1991, as referred to above, any proceeds arising from a refinancing, sale or exchange or other disposition of property will be distributed first to the payment of unpaid principal and accrued interest on any outstanding notes. Any remaining proceeds will be distributed in the following order: 20% of the proceeds in excess of $25,000,000 would be distributed to the holder of the mortgage note (except in a refinancing); repayment of unpaid principal and accrued interest on all outstanding operating notes to the Partnership and the co-venturer; and any remaining balance distributed 90% to the Partnership and 10% to the co-venturer.

    The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is equal to 4% of the gross receipts collected from the property.

5.  Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                        REPORT OF INDEPENDENT AUDITORS





The Partners of
Paine Webber Income Properties Five Limited Partnership:

We have audited the combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership as of September 30, 1995 and 1994, and the related combined statements of operations and changes in ventures' capital (deficit) and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership at September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.





                              ERNST & YOUNG LLP


Boston, Massachusetts
November 17, 1995

                          COMBINED JOINT VENTURES OF
           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                           COMBINED BALANCE SHEETS
                         September 30, 1995 and 1994
                                (In thousands)

                                    Assets

                                                            1995        1994
Current assets:
   Cash and cash equivalents                         $        545   $     666
   Escrow deposits                                          1,030       1,213
   Accounts receivable                                        130          67
   Prepaid expenses                                           664         581
      Total current assets                                  2,369       2,527

Operating investment properties:
   Land                                                     5,250       5,212
   Buildings, improvements and equipment                   68,244      66,959
                                                           73,494      72,171
   Less accumulated depreciation                          (27,928)    (25,427)
      Net operating investment properties                  45,566      46,744

Reserve for capital expenditures                              689         222

Deferred expenses, net of accumulated amortization
     of $212 ($465 in 1994)                                 1,138       1,361
Other assets                                                  155         161
                                                          $49,917     $51,015

                      Liabilities and Venturers' Deficit
Current liabilities:
   Current portion of long-term debt                      $14,911    $  3,524
   Current portion of deferred interest                     1,657       1,646
   Accounts payable                                           117         251
   Accounts payable - affiliates                               30          44
   Accrued real estate taxes                                  548         549
   Accrued interest                                           585         525
   Tenant security deposits                                   364         398
   Distributions payable to venturers                           -         235
   Other current liabilities                                  121         125
      Total current liabilities                            18,333       7,297

Notes payable to venturers                                    966         847

Other liabilities                                              14          13

Long-term debt                                             36,325      46,530

Venturers' deficit                                         (5,721)     (3,672)
                                                          $49,917     $51,015



                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

COMBINED  STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
            For the years ended September 30, 1995, 1994 and 1993
                                (In thousands)

                                                1995       1994       1993

Revenues:
  Rental income and expense recoveries        $11,173     $12,458     $12,782
  Interest and other income                       443         386         343
                                               11,616      12,844      13,125

Expenses:
  Interest expense                              5,216       5,421       5,435
  Depreciation and amortization                 2,525       2,688       2,983
  Real estate taxes                               994       1,136       1,187
  Repairs and maintenance                         839       1,288       1,269
  Salaries and related expenses                 1,376       1,505       1,491
  Utilities                                       725         874         883
  General and administrative                      320         384         382
  Management fees                                 532         670         578
  Insurance                                       155         324         333
  Bad debt expense                                 27          18          12
  Loss on write-off of deferred
     financing costs                            1,177           -           -
                                               13,886      14,308      14,553

Operating loss                                 (2,270)     (1,464)     (1,428)

Gain on sale of operating
     investment property                            -       3,336           -

Net income (loss)                              (2,270)      1,872      (1,428)

Contributions from venturers                      916          50          38

Distributions to venturers                       (695)     (4,950)       (524)

Venturers' capital (deficit),
     beginning of year                         (3,672)      (644)       1,270

Venturers' deficit, end of year              $ (5,721)   $ (3,672)  $    (644)









                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
                      COMBINED  STATEMENTS  OF CASH  FLOWS
              For the years ended September 30, 1995, 1994 and 1993
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)
                                                1995       1994       1993
Cash flows from operating activities:
   Net income (loss)                         $ (2,270)    $ 1,872     $(1,428)
   Adjustments to reconcile net income
      (loss) to  net cash provided by
       operating activities:
      Depreciation and amortization             2,525       2,688       2,983
      Amortization of deferred financing costs     99          70           -
      Loss on write-off of deferred
         financing costs                        1,177           -           -
      Gain on sale of operating
        investment property                        -       (3,336)          -
      Changes in assets and liabilities:
         Escrow deposits                          183        (368)         98
         Accounts receivable                      (63)         21          (4)
         Accounts receivable - affiliates           -           -          38
         Prepaid expenses                         (83)        (48)          8
         Other current assets                       -           -         (86)
         Deferred expenses                       (126)       (144)        (36)
         Accounts payable                        (134)        (80)         59
         Accounts payable - affiliates            (14)        (45)         72
         Accrued real estate taxes                 (1)         27           3
         Accrued interest                          60           7          20
         Tenant security deposits                 (34)        (97)        (58)
         Other current liabilities                 (4)        (37)        (15)
         Deferred interest                         11         (88)         79
         Other liabilities                          1           2           -
            Total adjustments                   3,597      (1,428)      3,161
            Net cash provided by
               operating activities             1,327         444       1,733

Cash flows from investment activities:
   Additions to operating investment
      properties                              (1,323)       (776)       (800)
   Increase in reserve for capital
     expenditures                               (467)        243           2
   Proceeds from sale of assets                     -       9,686           -
            Net cash provided by
            (used for)
              investing activities             (1,790)      9,153        (798)

Cash flows from financing activities:
   Proceeds from long-term debt                31,184           -           -
   Payment of deferred financing costs           (945)          -           -
   Contributions by venturers                     916          50           -
   Distributions to venturers                    (930)     (5,115)       (469)
   Repayment of long-term debt                (30,002)     (5,277)       (255)
   Proceeds from loans from venturers             119         586           -
   Repayment of notes to partners                   -          (85)          -
            Net cash provided by (used for)
             financing activities                 342      (9,841)       (724)

Net increase (decrease) in cash and
     cash equivalents                            (121)       (244)        211
Cash and cash equivalents,
     beginning of year                             666        910         699
Cash and cash equivalents, end of year    $       545 $       666    $    910
Cash paid during the year for interest     $    4,909  $    5,432     $ 5,336

                           See accompanying notes.

                          COMBINED JOINT VENTURES of
                     PAINE WEBBER INCOME PROPERTIES FIVE
                             LIMITED PARTNERSHIP
                    Notes to Combined Financial Statements



1.    Summary of significant accounting policies

      Organization

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership (Combined Joint Ventures) include the accounts of Randallstown Carriage Hill Associates, a Maryland general partnership; Signature Partners, L.L.C., a Maryland limited liability company; Amarillo Bell Associates, a Texas general partnership; Greenbrier Associates, an Indiana general partnership; Cambridge Associates, a Nebraska general partnership and Seven Trails West Associates a Missouri general partnership. As further described in Note 2, Cambridge Associates sold its operating investment property and commenced a liquidation of its operations during fiscal 1994. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and Paine Webber Income Properties Five Limited Partnership (PWIP5).

    The dates of PWIP5's acquisition of interests in the joint ventures are as follows:

                                              Date of Acquisition
                 Joint Venture                    of Interest

         Randallstown Carriage Hill Associates     8/30/83
         Signature Partners L.L.C.                 6/1/95
         Amarillo Bell Associates                  9/30/83
         Greenbrier Associates                     6/29/84
         Cambridge Associates                      7/31/84
         Seven Trails West Associates              9/13/84

      Basis of presentation

      Generally, the records of the combined joint ventures are maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      Operating investment properties

      The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the venture's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. All of the operating properties owned by the Combined Joint Ventures were held for long-term investment purposes as of September 30, 1995 and 1994. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to forty years. Professional fees and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

     The Combined Joint Ventures have reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on the financial statements of the Combined Joint Ventures.

      Deferred expenses

      Deferred expenses consist of organization costs, leasing commissions and loan fees which are being amortized, using the straight-line method, over five years and the terms of the related leases and loans, respectively. Amortization of deferred loan fees is included in interest expense on the accompanying statements of operations.

      Revenue Recognition

      The Combined Joint Ventures lease space at the operating investment properties under short-term and long-term operating leases. Rental revenues are recognized on an accrual basis as earned pursuant to the terms of the leases.

      Income tax matters

      The Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly no income tax provision is reflected in the accompanying combined financial statements.

      Cash and cash equivalents

      For purposes of the statement of cash flows, the Partnerships consider all short-term investments with original maturity dates of 90 days or less to be cash equivalents.

      Escrow deposits

      Escrow deposits at September 30, 1995 and 1994 consist of tenant security deposits, amounts escrowed for the payment of insurance premiums, real estate taxes and repair and replacement funds.

      Reserve for Capital Expenditures

      In connection with the mortgage loan of the Carriage Hill joint venture, an escrow account was established as a reserve for replacements stipulating that a portion of each month's mortgage payment is to be deposited in the reserve for replacement account. When repairs are made, the joint venture pays the vendor and then the lender reimburses the joint venture and reduces the escrow account by the amount of the expenditure. These funds can only be used for making necessary repairs as stipulated in the mortgage agreement.

2.    Joint Ventures

    See Note 4 to the financial statements of PWIP5 in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

      a.    Randallstown Carriage Hill Associates

            The  joint   venture  owns  and  operates   Carriage   Hill  Village
        Apartments, an 806-unit apartment complex located in Randallstown, Maryland.

      b.    Signature Partners, L.L.C.

            This limited liability company owns a 23-acre parcel of land located in Randallstown, Maryland. See Note 4.

      c.    Amarillo Bell Associates

            The joint venture owns and operates Bell Plaza Shopping Center, a 151,500 gross leasable square foot shopping center located in Amarillo, Texas.

      d.    Greenbrier Associates

            The joint venture owns and operates Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana.

      e.    Seven Trails West Associates

            The joint venture owns and operates Seven Trails West Apartments, a 532-unit apartment complex located in Ballwin, Missouri.

            As further described in Note 4, the mortgage loan secured by the Seven Trails West Apartments is scheduled to mature on February 1,
         1996. Management is currently pursuing new financing sources which would allow the venture to repay the outstanding debt obligation. However, no financing agreement has been finalized as of the date of this report.

      f.    Cambridge Associates

            The joint venture owned and operated Cambridge Apartments, a 378-unit apartment complex located in Omaha, Nebraska. On June 30, 1994, Cambridge Associates sold its operating investment property, the Cambridge Apartments, to an affiliate of PWIP5's co-venture partner. The property was sold for $9,700,000. After repayment of the outstanding $5 million first mortgage loan and closing costs, the sale generated approximately $4.7 million to be split between PWIP5 and the co-venturer in accordance with the venture agreement. PWIP5's share of such proceeds amounted to approximately $3.7 million in cash. The venture recognized a gain of $3,336,000 in fiscal 1994 in connection with the sale transaction.

      The following description of the joint venture agreements provides certain general information.

      Allocations of net income and loss

      The agreements generally provide that taxable income and losses (other than those resulting from sales or other dispositions of the projects) will be allocated between PWIP5 and the co-venturers in the same proportions as cash flow distributed from operations, except for certain items which are specifically allocated to the partners, as set forth in the joint venture agreements. Gains or losses resulting from sales or other dispositions of the projects shall be allocated as specified in the joint venture agreements. Allocations of income and loss for financial accounting purposes have been made in accordance with the actual joint venture agreement.

      Distributions

      The joint venture agreements generally provide that distributions will be paid on an annual basis first to PWIP5, in specified amounts ranging from $283,500 to $875,000 as a preferred return. After payment of PWIP5's preference return, the agreements generally provide for certain preferred payments, up to specified amounts, to be paid to the co-venturers. Any remaining distributable cash will be paid in proportions ranging from 90% to 50% to PWIP5 and 10% to 50% to the co-venturers, as set forth in the joint venture agreements. Allocations of the distributable cash of the Carriage Hill joint venture differ significantly from these general terms. See Note 4 to the financial statements of PWIP5 included in this Annual Report for a further discussion.

      Distributions of net proceeds upon the sale or refinancing of the projects shall be made in accordance with formulas provided in the joint venture agreements.

3.    Related party transactions

      The Combined Joint Ventures entered into property management agreements with affiliates of the co-venturers, cancelable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to 4% to 5% of gross receipts, as defined in the agreements. Management fees totalling $532,000, $670,000 and $578,000 were paid to affiliates of the co-venturers for fiscal 1995, 1994 and 1993, respectively.

      Accounts payable - affiliates at September 30, 1995 and 1994 are principally management fees and reimbursements payable to property managers. Notes payable to venturers at September 30, 1995 represents operating notes provided by PWIP5 and its co-venturer to Seven Trails West Associates and Randallstown Carriage Hill Associates in the amounts of $848,000 and $118,000, respectively. Notes payable to venturers at September 30, 1994 represent operating notes provided by PWIP 5 and its co-venturer to Seven Trails West Associates in the amounts of $836,000 and $11,000, respectively. Such loans generally bear interest at the prime rate and are payable only out of the respective venture's available net cash flow or sale or refinancing proceeds.

4.    Long-term debt

      Long-term debt at September 30, 1995 and 1994 consists of the following (in thousands):

                                                           1995        1994

      7.65% mortgage note to a financial
      institution,  due in 2030. Payments are
      made in monthly  installments of $191,
      including  principal and interest.
      The  mortgage  note is  secured  by
      the  property  owned  by  Randallstown
      Carriage  Hill  Associates  and  is
      subject  to  certain  escrow  deposit
      requirements.  The mortgage note is
      co-insured by the Secretary of Housing
      and Urban  Development  (HUD) in
      accordance  with the  provisions  of the
      National Housing Act and the laws
     of the State of Maryland.                        $  27,843  $    -

                                                             1995        1994

      8.75%  mortgage  note to a  financial
      institution,  due  January 1, 2022.
      Payments were made in monthly
      installments of $214,  including  principal
      and  interest.  The  mortgage  note
      was secured by the  property  owned by
      Randallstown  Carriage Hill  Associates
      and was subject to certain deposit
      requirements of real estate tax and
      insurance premiums.  The mortgage note
      was co-insured by the Secretary of
      Housing and Urban  Development (HUD) in
      accordance with the provisions of
      the National Housing Act and the laws of
      the State of Maryland.
      See discussion below.                                   -      26,677

      8.125%  nonrecourse  mortgage  note
      secured by land and building  owned by
      Amarillo  Bell  Associates,  guaranteed
      by the  co-venturer.  Payable  in
      monthly  installments of $26, including
      interest,  with a final payment of
      approximately
      $2,943 due July 1, 2002.                              3,293           -

      9.4%  nonrecourse  mortgage  note,
      secured by land and building  owned by
      Amarillo  Bell  Associates,  guaranteed
      by the  co-venturer.  Payable  in
      monthly  installments of $30, including
      interest,  with a final payment of
      approximately
      $3,250 due June 1, 1995.                                  -       3,277

      Wrap-around   mortgage   of   $5,400
      secured     by    the     Greenbrier
      Associates property,  bears interest
      at 10% payable  monthly  thereafter.
      The entire  principal of  $5,400,000
      and any unpaid  accrued  interest is
      due June 29,  1998.  See  discussion
      below regarding extension.                            5,400       5,400

      Wrap-around deed of trust of $14,700,000
      secured by the Seven Trails West
      Associates  operating  investment  property,
      bearing interest of 12% (11%
      payable monthly,  1% accrued and deferred).
      The entire principal  balance
      and  deferred  interest is due
      February  1, 1996.  See  discussion  below
      regarding 1994 modification
      agreement.                                           14,700      14,700
                                                           51,236      50,054

      Less current portion                                (14,911)     (3,524)
                                                          $36,325     $46,530

    Maturities of long-term debt, which is all non-recourse to the joint ventures and PWIP5, for each of the next five years and thereafter are as follows:

            1996                  $ 14,911
            1997                       228
            1998                     5,645
            1999                       266
            2000                       287
            Thereafter              29,899
                                   $51,236

      The Carriage Hill joint venture did not generate sufficient cash flow to fully cover its debt service payments to the lender during the second quarter of fiscal 1994. Consequently, the Carriage Hill joint venture entered into a forbearance agreement with its lender which provided for the payment of less than the full amount due each month through July 1994 in the event that cash flow was not sufficient. In return, the venture agreed to, among other things, apply for refinancing at a lower interest rate through a HUD-insured loan program. An application for such financing was submitted in fiscal 1994. However, the dramatic increase in market interest rate levels during calendar 1994 made this refinancing plan economically unfeasible at such time. Accordingly, management of the venture went back to the existing lender to attempt to reach an agreement which would allow the venture to bring the loan, which had a scheduled maturity date of January 2022, current over a period of time. The lender agreed to an additional forbearance period beginning in August 1994, whereby the venture was required to make the full monthly payments due under the original mortgage loan from August 1, 1994 forward and to repay the prior deferred payments and restore certain required escrow deposits by October 31, 1994. Through October 1994, the venture had made the full payments due under the mortgage loan since August, but had requested additional time from the lender to make up the deferred payments and restore the escrow deposits, an obligation which totalled approximately $300,000. During the first quarter of fiscal 1995, the lender agreed to give the venture until January 15, 1995 to bring the loan current. During the second quarter, the Partnership and its co-venture partner each contributed $150,000 to the venture, the proceeds of which were used to bring the loan current under the terms of the forbearance agreement. Subsequently, market interest rates declined sufficiently to allow the existing first mortgage loan secured by Carriage Hill, with an outstanding principal balance of approximately $26.5 million, to be refinanced. The new loan, in the initial principal amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The venture recognized a loss of $1,177,000 in fiscal 1995 in connection with the refinancing transaction to write off the unamortized balance of the deferred financing costs related to the prior mortgage loan.

      As part of the refinancing transaction described above, the Carriage Hill joint venture was able to secure the release from collateral of a 23-acre parcel of excess land. Title to this land, which had a carrying value of $563,000, was transferred from the joint venture to a newly formed limited liability company, Signature Partners, L.L.C. ("Signature Partners"). Signature Partners is owned by the venture partners with the same ownership interest percentages as in the Carriage Hill joint venture agreement. This land could eventually be marketed to local developers once market conditions improve. Proceeds of any such sale, if completed, would be distributed to the owners in accordance with the same priorities called for under the terms of the Carriage Hill joint venture agreement.

      In fiscal 1993, Greenbrier Associates exercised an option to extend the maturity date of its mortgage loan to June 29, 1998, at which time the entire principal and any unpaid accrued interest is due. In connection with the extension of the maturity date, deferred interest expense of $263,000 was to be paid partially with the extension, with two remaining installments of $88,000 to be paid on June 30, 1994 and 1995. As of September 30, 1995, all deferred interest has been paid.

      On March 31, 1994, the Seven Trails joint venture closed on a modification and extension of the wraparound mortgage loan secured by the Seven Trails Apartments with the existing lender. As part of the agreement, the wrap mortgage lender purchased the underlying first mortgage loan and is now the sole mortgage lienholder. Under the terms of the modification agreement, the loan maturity date was extended to February 1, 1996 and the accrual rate of interest was increased from 11% to 12%, with 1% deferred, on the outstanding mortgage loan principal of $14,700,000. In addition to the outstanding principal balance, there is currently deferred interest totalling approximately $1.7 million due to the Seven Trails mortgage lender. Under the terms on the extension agreement, no interest will accrue on the current or additional amount of deferred interest through the scheduled maturity date. PWIP5 contributed approximately $586,000 to the Seven Trails joint venture in the second quarter of fiscal 1994 in order to complete this transaction. Such advances were used to pay a refundable $147,000 extension fee, to fund a capital improvement reserve of $400,000 and to pay for transaction closing costs. The extension fee will be refunded to PWIP 5 if the entire obligation to the mortgage lender is repaid in full prior to the extended maturity date. Under the terms of the extension agreement, all net cash flow of the joint venture, after payment of current debt service, approved capital costs and approved refinancing costs, will be payable to the lender to pay down outstanding deferred interest and then loan principal.

      The mortgage loan secured by the Seven Trails West Apartments is scheduled to mature on February 1, 1996. Management has preliminarily identified a financing source which would enable the venture to repay the outstanding debt obligation. However, completion of any refinancing transaction remains subject to, among other things, final negotiation, lender due diligence and the execution of final loan documents. As a result, there are no assurances that a refinancing will be successfully completed (see Note 2). Accordingly, the entire mortgage loan balance secured by the operating investment property owned by Seven Trails West Associates has been classified as current on the accompanying combined balance sheet as of September 30, 1995.

5.    Leases

      Minimum annual future lease revenues under noncancellable operating leases at the Bell Plaza Shopping Center as of September 30, 1995 are as follows (in thousands):

            1996               $       574
            1997                       544
            1998                       533
            1999                       435
            2000                       352
            Thereafter               3,715
                                  $  6,153

      Revenues from a major tenant of the Bell Plaza Shopping Center comprised approximately 34% of the total rental revenues of Amarillo Bell Associates for the year ended September 30, 1995. This major tenant replaced another significant tenant which accounted for approximately 50% of the venture's rental revenues for the year ended September 30, 1994.

------------------------------------------------------------

-------------------------------------------------------

Schedule III - Real Estate and Accumulated Depreciation


 COMBINED JOINT VENTURES OF PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                               September 30, 1995
                                 (In thousands)



                          Initial Cost to                 Gross Amount at Which Carried at                           Life  on Which
                          Partnership            Costs          Close of period                                        Depreciation
                                Buildings      Capitalized        Buildings,                                             in Latest
                                Improvements  (Removed)           Improvements                                             Income
                               & Personal     Subsequent to       & Personal         Accumulated   Date of     Date      Statement
Description Encumbrances  Land  Property      Acquisition  Land   Property     Total Depreciation Construction Acquired  is Computed
COMBINED JOINT VENTURES:


Apartment
Complex      $27,843     $1,000   $23,633   $3,932        $1,000   $27,565  $28,565   $ 12,836    1970-73   8/30/83     5-30 yrs.
Randallstown, MD

Land              -         563         -       38           601         -      601          -       -      6/1/95       -
Randallstown, MD

Shopping
Center        3,293       1,519     6,310      889          1,519     7,199    8,718      2,542    1979-82  9/30/83    5-40 yrs.
Amarillo, TX

Apartment
Complex      5,400          420     8,990      418            420     9,408    9,828      3,543    1964-68   6/29/84 5-30 yrs.
Indianapolis,
 IN

Apartment
Complex
Ballwin,
 MO        14,700         1,710    22,131    1,941           1,710    24,072   25,782      9,007   1968-74   9/13/84 5-30 yrs.
Total     $51,236        $5,212   $61,064  $ 7,218          $5,250   $68,244  $73,494    $27,928

Notes

(A) The  aggregate  cost of real estate owned at September  30, 1995 for Federal income tax  purposes is  approximately  $71,278,000.  (B) See Note 4 to Combined
Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                             1995               1994               1993
      Balance at beginning of period         $ 72,171           $80,879           $80,079
      Acquisitions and improvements             1,323               776               800
      Dispositions                                  -            (9,484)                -
      Balance at end of period                $73,494         $  72,171           $80,879

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period         $ 25,427          $ 25,891           $23,115
      Depreciation expense                      2,501             2,669             2,776
      Dispositions                                  -            (3,133)                -
      Balance at end of period               $ 27,928           $25,427           $25,891
