Form 10-Q
period 1995-12-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1996-02-14
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                                 BALANCE SHEETS
              December 31, 1995 and September 30, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                     December 31   September 30

Cash and cash equivalents                              $ 1,671        $ 1,658
                                                       =======        =======

                        LIABILITIES AND PARTNERS' DEFICIT

Equity in losses in excess of investments and
  advances in joint ventures                           $ 2,266        $ 2,059
Accounts payable and accrued expenses                       16             38
Partners' deficit                                         (611)          (439)
                                                       ------         -------
                                                       $ 1,671       $  1,658
                                                       =======       ========



             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended December 31, 1995 and 1994 (Unaudited)
                                 (In thousands)


                                                     General        Limited
                                                     Partner        Partners

Balance at September 30, 1994                       $  (184)     $   1,134
Net loss                                                 (2)          (242)
                                                    --------     ---------
Balance at December 31, 1994                        $  (186)     $     892
                                                    =======      =========

Balance at September 30, 1995                       $  (198)     $    (241)
Net loss                                                 (2)          (170)
                                                    -------      ---------
Balance at December 31, 1995                        $  (200)     $    (411)
                                                    =======      =========
















                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
      For the  three  months   ended   December  31,  1995  and  1994
                     (Unaudited) (In thousands, except per Unit data)

                                                1995                    1994
                                                ----                    ----

Revenues:
   Interest and other income               $       35               $      25

Expenses:
   General and administrative                      69                      59
                                          -----------              ----------

Operating loss                                    (34)                    (34)

Partnership's share of ventures' losses          (138)                   (210)
                                            ---------               ---------
Net loss                                     $   (172)               $   (244)
                                             ========                ========

   Net loss per Limited Partnership Unit     $  (4.87)               $  (6.92)
                                              ========                ========

The above net loss per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.



























                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
      For the three  months  ended  December  31, 1995 and 1994  (Unaudited)
              Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                           1995        1994
Cash flows from operating activities:
  Net loss                                            $      (172)  $    (244)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
    Partnership's share of ventures' losses                   138         210
    Changes in assets and liabilities:
     Accounts payable and accrued expenses                    (22)         15
                                                      -----------  ----------
      Total adjustments                                       116         225
                                                      -----------  ----------
      Net cash used for operating activities                  (56)        (19)

Cash flows from investing activities:
  Distributions from joint ventures                            97          51
  Additional investments in joint ventures                    (28)          -
                                                      -----------  ----------
      Net cash provided by investing activities                69          51
                                                      -----------  ----------

Net increase in cash and cash equivalents                      13          32

Cash and cash equivalents, beginning of period              1,658       1,836
                                                       ----------  ----------

Cash and cash equivalents, end of period               $    1,671  $    1,868
                                                       ==========  ==========






















                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES FIVE
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1995.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Joint Ventures

      The Partnership has investments in four joint ventures which own operating properties as more fully described in the Partnership's Annual Report. The joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

      Summarized operations of the joint ventures are as follows:

CONDENSED COMBINED SUMMARY OF OPERATIONS
    For the three months ended December 31, 1995 and 1994
                                (in thousands)

                                                1995                   1994
                                                ----                   ----
   Rental revenues and
     expense recoveries                        $2,755                  $2,799
   Interest and other income                      211                     154
                                               ------                  ------
                                                2,966                   2,953

   Property operating expenses                  1,332                   1,332
   Interest expense                             1,139                   1,236
   Depreciation and amortization                  713                     661
                                               ------                 -------
                                                3,184                   3,229
                                               ------                 -------
   Net loss                                    $ (218)                 $ (276)
                                               ======                  ======

   Net loss:
     Partnership's share of
       combined net loss                       $ (138)                 $ (210)
     Co-venturers' share of
       combined net loss                          (80)                    (66)
                                               ------                  ------
                                               $ (218)                 $ (276)
                                               ======                  ======

3.  Related Party Transactions

      Included in general and administrative expenses for three months ended December 31, 1995 and 1994 is $21,000 and $25,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1995 and 1994 is $200 and $500, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

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

     The average occupancy level at Seven Trails West Apartments was 98% for the quarter, compared to 97% last quarter. The property continued to benefit from a combination of a stable multi-family rental market and the improvements in physical appearance resulting from the capital improvement program implemented during fiscal 1995. During fiscal 1995, major enhancements that were completed included replacing numerous roofs and balconies, painting the exteriors of a number of buildings, and replacing carpeting and appliances for various units. Such improvements have contributed to management's ability to implement rental rate increases at Seven Trails without a dropoff in occupancy. The apartment complex is encumbered by a nonrecourse first mortgage loan with a principal balance of $14,700,000 which matured on February 1, 1996. In addition to the outstanding principal balance, there is currently deferred interest totalling approximately $1.9 million due to the Seven Trails mortgage lender. During fiscal year 1995, a refinancing of the first mortgage loan secured by the Seven Trails property was initiated. The terms of the refinancing are currently being finalized with the prospective lender. The loan application is for a $17 million mortgage loan which should enable the venture to repay, in full, the maturing obligation. In addition, a review process is currently underway by the prospective lender, which includes an assessment of reserves required to be withheld from the loan amount to be set aside for necessary repairs and improvements. Since the property is over 20 years old, such reserve requirements could be significant and could result in the Partnership having to contribute funds from its cash reserves to cover transaction costs. Management is hopeful that the amounts spent on repairs and improvements during fiscal 1995 will mitigate the prospective lender's reserve requirements. While there are no assurances that this refinancing transaction will be completed, management is cautiously optimistic that a transaction will close in the second quarter of fiscal 1996.

     On June 19, 1995, the Partnership completed the refinancing of the existing first mortgage loan secured by Bell Plaza, reducing the annual interest rate from 9.4% to 8.125%. The new loan, in the initial principal amount of $3,300,000, matures in seven years and requires monthly principal and interest payments based upon a twenty-five-year amortization schedule. The terms of the loan allow for a prepayment of the principal balance after the end of one year. Occupancy at the Bell Plaza Shopping Center was 82% at December 31, 1995, up from 78% the previous quarter. This change in occupancy reflects the leasing of the balance of the former Wal-Mart space remaining after the United Supermarkets lease of approximately 62,800 square feet, which commenced in the first quarter of fiscal 1995. During the quarter ended December 31, 1995, the property's leasing team was able to complete negotiations with a tenant, World Gym, to take the remaining 17,600 square feet of the former Wal-Mart space. In future quarters, the new lease for the remainder of the Wal-Mart space should improve the overall financial performance of the center due to the fact that, on a combined basis, the new tenant and United Supermarkets will be paying a higher per square foot rent than Wal-Mart was originally paying for its space. As part of the terms of the United Supermarkets lease, a vacant free standing building at Bell Plaza was demolished to allow for the reconfiguration of the parking lot and the addition of 235 spaces. As a result of the demolition, the property's leasable area has changed from 151,500 square feet to 144,000 square feet.

     As discussed further in the Partnership's Annual Report, market interest rates declined sufficiently during fiscal 1995 to allow the existing first mortgage loan secured by Carriage Hill, with an outstanding principal balance of approximately $26.5 million, to be refinanced. The new loan, in the initial principal amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The new loan, which closed on June 1, 1995, significantly reduces monthly debt service requirements and provides additional capital that will be used to convert the gas utilities to individual metering for each apartment unit. This conversion will transfer the utility payments to the tenants, thereby reducing the property's future operating expenses. The new loan also releases from the collateral a 23-acre parcel of excess land. This land may eventually be marketed for sale to local developers once market conditions improve sufficiently. The suburban Baltimore market remains competitive with competing properties continuing to offer concessions to attract new tenants. Carriage Hill's occupancy averaged 86% for the quarter, a decline of 3% from last quarter. This decrease in occupancy is primarily attributable to a seasonal decline in leasing activity. The conversion to individual gas metering commenced this quarter with a targeted completion date of June 1, 1996. In order to adjust to the market rental rate for units in which the tenants pay their own gas bills, rental rates for new tenants have been lowered 8%. Current tenants have the option upon renewal to lower the current rent and begin paying their own gas bill, or to continue with landlord-paid gas and accept a 3% rent increase. After the conversion is completed, occupancy is expected to stabilize again in the low 90% range.

     The occupancy level at Greenbrier Apartments was 93% at December 31, 1995, unchanged from last quarter's average. Capital improvements planned for fiscal 1996 include replacing perimeter fences, selected landscape replacements, roof repairs and balcony and gutter replacements on an as-needed basis. Greenbrier continues to produce excess cash flow after the payment of operating expenses, debt service payments to the lender and capital costs. Although the current mortgage debt of $5,400,000, which is secured by the property and bears interest at 10% per annum, does not mature until June 1998, the joint venture has applied for a new mortgage loan with another lender. Given the current favorable interest rate environment, a new loan could reduce the monthly debt service payments of the joint venture.

     At December 31, 1995, the Partnership had cash and cash equivalents of $1,671,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future refinancing expenses and capital contributions related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1995

      The Partnership reported a net loss of $172,000 for the three months ended December 31, 1995 as compared to a net loss of $244,000 for the same period in the prior year. The primary reason for this favorable change in net operating results was a decrease in the Partnership's share of ventures' losses of $72,000. This decrease is due largely to a decrease in interest expense for the Carriage Hill joint venture, resulting from the mortgage interest rate reduction, achieved by the refinancing during June 1995, as discussed further above. In addition, rental revenues improved at Seven Trails West Apartments and Greenbrier Apartments for the comparative periods mainly due to improved rental rates at both properties. The decline in interest expense at Carriage Hill and the improved rental revenues at Seven Trails and Greenbrier were partially offset by decreases in revenue at Carriage Hill and Bell Plaza and increases in depreciation and amortization expense at all four joint ventures. Revenue dropped at Carriage Hill for the current three-month period due to a decline in the property's average occupancy level. Revenues at Bell Plaza in the prior period reflect the lease termination fee received from Wal-Mart prior to the commencement of the United Supermarkets lease. Depreciation and amortization expense increased at all of the joint ventures due to capital improvements, tenant improvements, leasing commissions and deferred financing costs which have been incurred over the past year.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Income Properties Fund, Inc. and Properties Associates, which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in Paine Webber Income Properties Five Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fifth Income Properties Fund, Inc., Properties Associates and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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


Date:  February 13, 1996