Form 10-Q
period 1996-03-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1996-05-14
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                     -9-
           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                March 31, 1996 and September 30, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                    March 31      September 30

Cash and cash equivalents                            $ 1,249          $ 1,658
                                                     =======          =======

                        LIABILITIES AND PARTNERS' DEFICIT

Equity in losses in excess of investments and
  advances in joint ventures                         $ 2,060          $ 2,059
Accounts payable and accrued expenses                     20               38
Partners' deficit                                       (831)            (439)
                                                     -------         --------
                                                     $ 1,249         $  1,658
                                                     =======         ========



        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six
                months ended March 31, 1996 and 1995 (Unaudited)
                                 (In thousands)


                                                    General        Limited
                                                   Partners       Partners

Balance at September 30, 1994                      $  (184)      $   1,134
Net loss                                                (5)           (480)
                                                -----------    ------------
Balance at March 31, 1995                          $  (189)     $      654
                                                   =======      ==========

Balance at September 30, 1995                      $  (198)      $    (241)
Net loss                                                (4)           (388)
                                                ----------      ----------
Balance at March 31, 1996                          $  (202)      $    (629)
                                                   =======       =========
















                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1996 and 1995
                (Unaudited) (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                         March 31,               March 31,
                                   -----------------------------------------
                                    1996        1995          1996      1995
                                    ----        ----          ----      ----

Revenues:
   Interest and other income   $     22     $      26   $      57   $      50

Expenses:
   General and administrative        61            46         130         104
                              ---------    ----------   ---------   ---------

Operating loss                      (39)          (20)        (73)        (54)

Partnership's share of ventures'
 losses
                                   (181)        (221)        (319)       (431)
                                --------    --------      -------     --------
Net loss                        $  (220)    $   (241)     $  (392)    $  (485)
                                ========    ========      =======     ========

Net loss per Limited
  Partnership Unit               $  (6.24)    $  (6.84)    $(11.11)    $(13.76)
                                 ========     ========     =======     =======

The above net loss per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.



























                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                STATEMENTS OF CASH FLOWS For the six months ended
                       March 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1996        1995
Cash flows from operating activities:
  Net loss                                              $    (392)  $    (485)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
    Partnership's share of ventures' losses                   319         431
    Changes in assets and liabilities:
     Accounts payable and accrued expenses                    (18)         (5)
                                                     ------------ -----------
      Total adjustments                                       301         426
                                                     ------------   ---------
      Net cash used for operating activities                  (91)        (59)
                                                    -------------  ----------

Cash flows from investing activities:
  Distributions from joint ventures                           200          66
  Additional investments in joint ventures                   (518)       (153)
                                                      -----------   ---------
      Net cash used for investing activities                 (318)        (87)
                                                      -----------  ----------

Net decrease in cash and cash equivalents                    (409)       (146)

Cash and cash equivalents, beginning of period              1,658       1,836
                                                       ----------  ----------

Cash and cash equivalents, end of period                   $ 1,249     $1,690
                                                           =======     ======






















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

      Summarized operations of the joint ventures are as follows:

CONDENSED COMBINED SUMMARY OF OPERATIONS
          For the three and six months ended March 31, 1996 and 1995
                                (in thousands)

                                      Three Months Ended      Six Months Ended
                                          March 31,              March 31,
                                   -----------------------------------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

   Rental revenues and
     expense recoveries         $   2,840     $ 2,756   $   5,595      $5,555
   Interest and other income          112         130         323         284
                              -----------  ---------- -----------    --------
                                    2,952       2,886       5,918       5,839

   Property operating expenses      1,492       1,366       2,824       2,706
   Interest expense                 1,171       1,236       2,310       2,472
   Depreciation and amortization        659        652      1,372       1,305
                                ----------- ---------- ----------     -------
                                    3,322       3,254       6,506       6,483
                               ----------   ---------  ----------     -------
   Net loss                    $     (370)  $    (368) $     (588)    $  (644)
                               ==========   =========  ==========     =======

   Net loss:
     Partnership's share of
       combined net loss       $     (181)  $    (221) $     (319)    $  (431)
     Co-venturers' share of
       combined net loss             (189)       (147)       (269)       (213)
                             ------------ ----------- -----------    --------
                              $      (370) $     (368) $     (588)    $  (644)
                              ===========  ==========  ==========     =======

3.  Related Party Transactions

      Included in general and administrative expenses for the six months ended March 31, 1996 and 1995 is $43,000 for each period, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1996 and 1995 is $400 and $1,900, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

4.  Contingencies

      The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

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

     The average occupancy level at Seven Trails West Apartments was 96% for the quarter ended March 31, 1996, compared to 98% for the prior quarter. Despite the small decrease in occupancy, the property continued to benefit from a combination of a stable multi-family rental market and the improvements in physical appearance resulting from the capital improvement program implemented during fiscal 1995 and the first half of fiscal 1996. During fiscal 1995, major enhancements that were completed included replacing numerous roofs and balconies, painting the exteriors of a number of buildings, and replacing carpeting and appliances for various units. Roof repairs and appliance replacements have continued as needed in fiscal 1996. Such improvements have contributed to management's ability to implement monthly rental rate increases at Seven Trails.

     On April 17, 1996, the Partnership successfully completed the refinancing of the existing first mortgage loan secured by Seven Trails West Apartments, reducing the annual interest rate from 12% to 7.87%. The new loan, in the initial principal amount of $17,000,000, is for a term of ten years with monthly debt service payments including the amortization of loan principal on a thirty-year schedule. The proceeds of the new loan, together with a contribution of $159,000 from the joint venture, were used to pay off all obligations of the prior first mortgage loan as well as fund all reserves and escrows required by the new lender. As part of the new loan agreement, reserves for agreed upon repairs and future replacements aggregating approximately $209,000 were established in escrow accounts with the mortgage lender. As of March 31, 1996, the Partnership had temporarily advanced $490,000 to the Seven Trails joint venture to be used for a good faith deposit with the new lender and for the prepayment of certain loan closing costs. Such amounts will be returned to the Partnership in the third quarter of fiscal 1996.

     Occupancy at the Bell Plaza Shopping Center was 95% at March 31, 1996, down from 96% as of December 31, 1995. During the month of February, a 1,720 square foot tenant vacated its premises. The property's leasing team is concluding negotiations on two new leases, one with a hair salon for 1,445 square feet and another with a spa/boutique for 3,160 square feet. If leases are signed with these prospective tenants, the Center will be 98% leased. During the first quarter of the current fiscal year, the property's leasing team was able to complete negotiations with a tenant, World Gym, to take the remaining 17,600 square feet of the former Wal-Mart space. The new lease for the remainder of the Wal-Mart space should improve the overall financial performance of the center due to the fact that, on a combined basis, the new tenant and United Supermarkets, which has occupied 62,800 square feet of the former Wal-Mart space since the first quarter of fiscal 1995, will be paying a higher per square foot rent than Wal-Mart was originally paying for its space.

     As discussed further in the Partnership's Annual Report, market interest rates declined sufficiently during fiscal 1995 to allow the existing first mortgage loan secured by Carriage Hill, with an outstanding principal balance of approximately $26.5 million, to be refinanced. The new loan, in the initial principal amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The new loan, which closed on June 1, 1995, significantly reduces monthly debt service requirements and provides additional capital that will be used to convert the gas utilities to individual metering for each apartment unit. This conversion will transfer the utility payments to the tenants, thereby reducing the property's future operating expenses. The new loan also releases from the collateral a 23-acre parcel of excess land. This land may eventually be marketed for sale to local developers once market conditions improve sufficiently. The suburban Baltimore market remains competitive with competing properties continuing to offer concessions to attract new tenants. Carriage Hill's occupancy averaged 85% for the second fiscal quarter, a decline of 1% from the prior quarter. This decrease in occupancy is primarily attributable to a seasonal decline in leasing activity. The conversion to individual gas metering commenced during the first quarter of fiscal 1996 with a targeted completion date of June 1, 1996. After the conversion is fully implemented, occupancy is expected to stabilize again in the low 90% range.

     The average occupancy level at Greenbrier Apartments was 91% for the quarter ended March 31, 1996, compared to 93% for the prior quarter. Capital expenditures during the current quarter included carpet and appliance replacements on an as-needed basis. Capital improvements planned for the remainder of fiscal 1996 include replacing perimeter fences, selected landscape replacements, roof repairs and balcony and gutter replacements on an as-needed basis. Greenbrier continues to produce excess cash flow after the payment of operating expenses, debt service payments to the lender and capital costs. Although the current mortgage debt of $5.4 million, which bears interest at 10% per annum, does not mature until June 1998, the joint venture has applied for a new mortgage loan with another lender. Given the current favorable interest rate environment, a new loan could reduce the monthly interest expense to the joint venture.

     At March 31, 1996, the Partnership had cash and cash equivalents of $1,249,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future refinancing expenses and capital contributions related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1996

      The Partnership reported a net loss of $220,000 for the three months ended March 31, 1996 as compared to a net loss of $241,000 for the same period in the prior year. The primary reason for this favorable change in net operating results was a decrease in the Partnership's share of ventures' losses of $40,000. This decrease is due largely to improved rental revenues at Seven Trails West Apartments and Greenbrier Apartments for the comparative periods mainly due to improved rental rates at both properties. In addition, combined interest expense decreased by $65,000 mainly as a result of the lower interest rate on the debt secured by the Carriage Hill Apartments which was refinanced in June 1995. The improved rental revenues at Seven Trails and Greenbrier and lower interest expense for the Carriage Hill Apartments mortgage loan were partially offset by decreases in revenue at Carriage Hill and Bell Plaza and an increase in property operating expenses at the Carriage Hill joint venture. Revenues decreased at Carriage Hill for the current three-month period due to a decline in the property's average occupancy level. Revenues at Bell Plaza in the prior period reflect the lease termination fee received from Wal-Mart prior to the commencement of the United Supermarkets lease. Property operating expenses increased at Carriage Hill due largely to an increase in utility costs resulting from more severe winter conditions during the current year. As noted above, the venture is in the process of converting the utilities at the Carriage Hill Apartments to individual metering. Once completed, this will significantly reduce the venture's exposure to fluctuations in utility charges caused by extreme weather conditions.

Six Months Ended March 31, 1996

      The Partnership reported a net loss of $392,000 for the six months ended March 31, 1996 as compared to a net loss of $485,000 for the same period in the prior year. The primary reason for this favorable change in net operating results was a decrease in the Partnership's share of ventures' losses of $112,000. This decrease is due largely to improved rental revenues at Seven Trails West Apartments and Greenbrier Apartments for the comparative periods mainly due to improved rental rates at both properties. In addition, combined interest expense decreased by $162,000 mainly as a result of the lower interest rate on the debt secured by the Carriage Hill Apartments which was refinanced in June 1995. The improved rental revenues at Seven Trails and Greenbrier and lower interest expense for the Carriage Hill Apartments mortgage loan were partially offset by decreases in revenue at Carriage Hill and Bell Plaza, an increase in property operating expenses at the Carriage Hill joint venture and increases in depreciation and amortization expense at all four joint ventures. Revenues decreased at Carriage Hill due largely to a decline in the property's average occupancy level. Revenues at Bell Plaza in the prior period reflect the lease termination fee received from Wal-Mart prior to the commencement of the United Supermarkets lease. Property operating expenses increased at Carriage Hill due largely to an increase in utility costs resulting from more severe winter conditions during the current year. As noted above, the venture is in the process of converting the utilities at the Carriage Hill Apartments to individual metering. Once completed, this will significantly reduce the venture's exposure to fluctuation in utility charges caused by extreme weather conditions. Depreciation and amortization expense increased at all of the joint ventures for the six months ended March 31, 1996 due to capital improvements, tenant improvements, leasing commissions and deferred financing costs which have been incurred over the past year.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

     As previously disclosed, Fifth Income Properties Fund, Inc. and Properties Associates, the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Income Properties Five Limited Partnership. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

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


Date:  May 12, 1996