Form 10-Q
period 1996-06-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1996-08-14
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                BALANCE SHEETS
               June 30, 1996 and September 30, 1995 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                   June 30       September 30
                                                   -------       ------------

Cash and cash equivalents                          $ 1,739          $ 1,658
                                                   =======          =======

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $    24           $    38
Equity in losses in excess of investments and
  advances in joint ventures                        2,738              2,059
Partners' deficit                                  (1,023)             (439)
                                                   ------           -------
                                                  $ 1,739           $ 1,658
                                                  =======           =======



             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended June 30, 1996 and 1995 (Unaudited)
                                (In thousands)


                                                   General        Limited
                                                   Partners       Partners
                                                   --------       --------

Balance at September 30, 1994                      $  (184)       $  1,134
Net loss                                               (12)         (1,214)
                                                   -------        --------
Balance at June 30, 1995                           $  (196)       $    (80)
                                                   =======        ========

Balance at September 30, 1995                      $  (198)       $   (241)
Net loss                                                (6)           (578)
                                                   -------        --------
Balance at June 30, 1996                           $  (204)       $   (819)
                                                   =======        ========















                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 1996 and 1995
                (Unaudited) (In thousands, except per Unit data)

                                    Three Months Ended      Nine  Months Ended
                                           June 30,              June 30,
                                    ------------------      ------------------
                                    1996        1995          1996      1995
                                    ----        ----          ----      ----

Revenues:
   Interest and other income       $  19      $    24     $    76     $    74

Expenses:
   General and administrative         55          143         185         248
                                   -----      -------     -------     -------

Operating loss                      (36)         (119)       (109)       (174)

Partnership's share of
  ventures' losses                 (156)        (156)        (475)      (587)

Partnership's share of
  loss on early
  extinguishment
  of debt                             -          (466)          -        (466)
                                  -----       -------     -------     -------

Net loss                        $  (192)     $   (741)    $  (584)   $ (1,227)
                                =======      ========     =======    ========

Net loss per Limited
  Partnership Unit              $ (5.44)      $(21.01)    $(16.55)    $(34.77)
                                 =======      ========     =======    ========

The above net loss per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.















                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                          STATEMENTS  OF CASH  FLOWS
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
              Increase (Decrease) in Cash and Cash Equivalents
                               (In thousands)


                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
  Net loss                                               $   (584)   $ (1,227)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Partnership's share of ventures' losses                  475         587
     Partnership's share of loss
      on early extinguishment of debt                           -         466
    Changes in assets and liabilities:
     Accounts payable and accrued expenses                    (15)         (5)
                                                            -----       ------
      Total adjustments                                       460       1,048
                                                            -----       ------
      Net cash used in operating activities                  (124)       (179)
                                                            -----       ------

Cash flows from investing activities:
  Distributions from joint ventures                           833         116
  Additional investments in joint ventures                   (628)       (224)
                                                            -----       ------
      Net cash provided by (used in) investing
       activities                                             205        (108)
                                                            -----       ------

Net increase (decrease) in cash and cash equivalents           81        (287)

Cash and cash equivalents, beginning of period              1,658       1,836
                                                            -----       ------

Cash and cash equivalents, end of period                   $1,739      $1,549
                                                           ======      ======






















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

   Summarized operations of the joint ventures are as follows:

CONDENSED COMBINED SUMMARY OF OPERATIONS
          For the three and nine months ended June 30, 1996 and 1995
                                (in thousands)

                                   Three Months Ended     Nine Months Ended
                                         June 30,               June 30,
                                   ------------------     ------------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

   Rental revenues and
     expense recoveries           $ 2,884     $ 2,642     $ 8,479      $8,306
   Interest and other income          173         260         496         435
                                  -------     -------     -------      ------
                                    3,057       2,902       8,975       8,741

   Property operating expenses      1,399       1,241       4,199       3,917
   Interest expense                 1,225       1,239       3,557       3,742
   Depreciation                       659         669       2,033       1,973
                                  -------     -------     -------      ------
                                    3,283       3,149       9,789       9,632
                                  -------     -------     -------      ------

   Operating loss                   (226)       (247)       (814)       (891)

   Loss from early
     extinguishment of debt            -      (1,166)          -      (1,166)
                                  -------     -------     -------      ------

   Net loss                       $  (226)    $(1,413)    $  (814)    $(2,057)
                                  =======     ======      =======     =======

                                  Three Months Ended     Nine Months Ended
                                         June 30,               June 30,
                                   ------------------     ------------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

   Net loss:
     Partnership's share of
       combined net loss           $ (156)     $ (622)      $(475)    $(1,053)
     Co-venturers' share of
       combined net loss              (70)       (791)       (339)     (1,004)
                                   ------      -------      ------    -------
                                   $ (226)    $(1,413)      $(814)    $(2,057)
                                   ======     =======       =====     =======

3.  Related Party Transactions

   Included in general and administrative expenses for the nine months ended June 30, 1996 and 1995 is $65,000 and $67,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended June 30, 1996 and 1995 is $3,000 and $2,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

4. Contingencies

   The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

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

     The average occupancy level at Seven Trails West Apartments was 96% for the quarter ended June 30, 1996, unchanged from the prior quarter but up from 93% for the same period in the prior year. During the current quarter, the property continued to benefit from a combination of a stable multi-family rental market and the improvements in physical appearance resulting from the capital improvement program implemented during fiscal 1995 and fiscal 1996. During fiscal 1995, major enhancements that were completed included replacing numerous roofs and balconies, painting the exteriors of a number of buildings, and replacing carpeting and appliances for various units. Roof, balcony and deck repairs and appliance replacements have continued as needed in fiscal 1996. The repair and replacement of heating and air conditioning units will continue over the balance of the fiscal year. Such improvements have contributed to management's ability to implement monthly rental rate increases at Seven Trails.

     On April 17, 1996, the Partnership successfully completed the refinancing of the existing first mortgage loan secured by Seven Trails West Apartments, reducing the annual interest rate from 12% to 7.87%. The new loan, in the initial principal amount of $17,000,000, is for a term of ten years with monthly debt service payments including the amortization of loan principal on a thirty-year schedule. The proceeds of the new loan, together with a contribution of $159,000 from the joint venture, were used to pay off all obligations of the prior first mortgage loan as well as fund all reserves and escrows required by the new lender. As part of the new loan agreement, reserves for agreed upon repairs and future replacements aggregating approximately $209,000 were established in escrow accounts with the mortgage lender. Such amounts, along with cash flow from property operations made possible by the reduction in the venture's monthly debt service requirements, have been and will continue to be used to fund the capital improvements described above.

     Occupancy at the Bell Plaza Shopping Center was 98% at June 30, 1996, up from 95% as of March 31, 1996. During the quarter, the property's leasing team executed three new leases for a total of 6,345 square feet. No leases are scheduled to expire at Bell Plaza through the balance of 1996. During the first quarter of fiscal 1996, the property's leasing team was able to complete negotiations with a tenant, World Gym, to take the remaining 17,600 square feet of the former Wal-Mart space. The new lease for the remainder of the Wal-Mart space should improve the overall financial performance of the center due to the fact that, on a combined basis, the new tenant and United Supermarkets, which has occupied 62,800 square feet of the former Wal-Mart space since the first quarter of fiscal 1995, will be paying a higher per square foot rent than Wal-Mart was originally paying for its space.

     As discussed further in the Partnership's Annual Report, market interest rates declined sufficiently during fiscal 1995 to allow the existing first mortgage loan secured by Carriage Hill, with an outstanding principal balance of approximately $26.5 million, to be refinanced. The new loan, in the initial principal amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The new loan, which closed on June 1, 1995, has significantly reduced monthly debt service requirements and provided additional capital that is being used to convert the gas utilities to individual metering for each apartment unit. This conversion will transfer the utility payments to the tenants, thereby reducing the property's future operating expenses. The conversion to individual gas metering commenced during the first quarter of fiscal 1996 with a targeted completion date in August 1996. The new Carriage Hill mortgage loan also released from the collateral a 23-acre parcel of excess land. This land may eventually be marketed for sale to local developers once market conditions improve sufficiently. The suburban Baltimore market remains competitive with competing properties continuing to offer concessions to attract new tenants. Carriage Hill's occupancy averaged 89% for the third fiscal quarter, an increase of 4% from the prior quarter.

     The average occupancy level at Greenbrier Apartments was 91% for the quarter ended June 30, 1996, unchanged from the prior quarter. Capital expenditures during the current quarter included carpeting and appliance replacements on an as-needed basis and some roof repairs. In addition, the property's management team continued the balcony and gutter replacement program, replaced perimeter fences and purchased another computer for the leasing office. Improvements planned over the balance of the year include landscaping, repairing concrete retaining walls and updating clubhouse interiors. Greenbrier continues to produce excess cash flow after the payment of operating expenses, debt service payments to the lender and capital costs. As previously reported, management had considered refinancing the venture's current mortgage debt of $5.4 million, which bears interest at 10% per annum but does not mature until June 1998. During the current fiscal quarter, as a result of increases in mortgage interest rate levels, management decided to defer any immediate refinancing plans.

     At June 30, 1996, the Partnership had cash and cash equivalents of $1,739,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future refinancing expenses and capital contributions related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1996

     The Partnership reported a net loss of $192,000 for the three months ended June 30, 1996 as compared to a net loss of $741,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is that the Carriage Hill joint venture recognized a loss on the early extinguishment of debt during the prior year of approximately $1,166,000 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with the June 1995 refinancing transaction, discussed further above. The Partnership's share of this loss was approximately $466,000. In addition, the Partnership's operating loss decreased by $83,000 for the three months ended June 30, 1996, when compared to the same period in the prior year. The decrease in operating loss resulted from a decrease in general and administrative expenses of $88,000. The decrease in general and administrative expenses can be attributed mainly to certain incremental expenses incurred in the prior year relating to the annual independent valuation of the Partnership's operating properties.

Nine Months Ended June 30, 1996

     The Partnership reported a net loss of $584,000 for the nine months ended June 30, 1996 as compared to a net loss of $1,227,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is that the Carriage Hill joint venture recognized a loss on the early extinguishment of debt during the prior year of approximately $1,166,000 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with the June 1995 refinancing transaction, discussed further above. The Partnership's share of this loss was approximately $466,000. In addition, the Partnership's share of ventures' losses decreased by $112,000 when compared to the same period in the prior year. This decrease can be mainly attributed to a $234,000 increase in combined revenues from the four joint ventures. Combined revenues increased largely due to improved rental rates at the Seven Trails West and Greenbrier Apartments. In addition, combined interest expense decreased by $184,000 for the current nine-month period mainly as a result of the lower interest rate on the debt secured by the Carriage Hill Apartments which was refinanced in June 1995. The improved rental rates at Seven Trails and Greenbrier and the lower interest expense for the Carriage Hill mortgage loan were partially offset by increases in combined property operating expenses and depreciation expense of $253,000 and $60,000, respectively. Property operating expenses increased primarily due to an increase in utility costs at Carriage Hill Apartments resulting from more severe weather conditions during the current year. As noted above, the venture is in the process of converting the utilities at Carriage Hill Apartments to individual metering. Once completed, this will significantly reduce the venture's exposure to fluctuations in utility charges caused by extreme weather conditions. Depreciation expense increased at the Seven Trails, Greenbrier and Bell Plaza joint ventures for the nine months ended June 30, 1996 due to capital improvements, tenant improvements and leasing commissions which have been incurred over the past year.

      The Partnership's operating loss decreased by $65,000 for the nine months ended June 30, 1996, when compared to the same period in the prior year. The decrease in operating loss is mainly attributable to a decrease in general and administrative expenses. General and administrative expenses decreased mainly due to certain incremental expenses incurred in the prior year relating to the annual independent valuation of the Partnership's operating properties.

                                   PART II
                              Other Information



Item 1. Legal Proceedings

      As discussed in the prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Income Properties Fund, Inc. and Properties Associates ("PA"), which are General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


Date:  August 13, 1996