Form 10-K405
period 1996-09-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1997-01-14
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-12087

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

        Delaware                                              04-2780287
(State of organization)                                    (I.R.S. Employer
                                                           Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code:  (617) 439-8118

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                              Form 10-K Reference
---------                                              -------------------
Prospectus of registrant dated                                 Part IV
May 26, 1983, as supplemented

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                1996 FORM 10-K

                              TABLE OF CONTENTS

Part I                                                                   Page
------                                                                   ----

Item  1     Business                                                       I-1

Item  2     Properties                                                     I-3

Item  3     Legal Proceedings                                              I-3

Item  4     Submission of Matters to a Vote of Security Holders            I-4


Part  II

Item  5     Market for the Partnership's Limited Partnership Interests and
               Related Security Holder Matters                            II-1

Item  6     Selected Financial Data                                       II-1

Item  7     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  II-2

Item  8     Financial Statements and Supplementary Data                   II-5

Item  9     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                   II-5


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
                on Form 8-K                                               IV-1

Signatures                                                                IV-2

Index to Exhibits                                                         IV-3

Financial Statements and Supplementary Data                        F-1 to F-29

                                    PART I

Item 1.  Business

      Paine Webber Income Properties Five Limited Partnership (the "Partnership") is a limited partnership formed in January 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing operating properties such as apartments, shopping centers, office buildings, and other similar income-producing properties. The Partnership sold $34,928,000 in Limited Partnership Units (the "Units"), representing 34,928 units at $1,000 per Unit from May 26, 1983 to May 25, 1984 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-81537). Limited Partners will not be required to make any additional contributions.

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, which consisted of four multi-family apartment complexes and one retail shopping center. As discussed further below, through September 30, 1996 one of the Partnership's original investments had been sold. As of September 30, 1996, the Partnership owned interests in operating investment properties through joint venture partnerships as set forth in the following table:

Name of Joint Venture                     Date of
Name and Type of Property                 Acquisition   Type of
Location                      Size        of Interest   Ownership (1)
---------------------------   ----        -----------  -------------

Randallstown Carriage Hill    806         8/30/83    Fee ownership of land and
  Associates and              units                  improvements (through
  Signature Partners, L.L.C.                         joint venture)
Carriage Hill Village Apartments
Randallstown, Maryland

Amarillo Bell Associates      144,000     9/30/83    Fee ownership of land and
Bell Plaza Shopping Center    gross                  improvements (though
Amarillo, Texas               leasable               joint venture)
                              sq. ft.

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

      The Partnership previously owned an interest in Cambridge Associates, a joint venture which owned the Cambridge Apartments, a 378-unit apartment complex located in Omaha, Nebraska. On June 30, 1994, Cambridge Associates sold its operating investment property to an affiliate of the Partnership's co-venture partner for a gross purchase price of $9.7 million. After repayment of the outstanding mortgage debt and payment of transaction closing costs, net proceeds of approximately $4.7 million were available for distribution to the venture partners. In accordance with the joint venture agreement, the Partnership was entitled to and received approximately $3.7 million of such proceeds. A portion of the Cambridge sales proceeds was added to the Partnership's cash reserves in anticipation of future capital requirements at certain of the remaining joint ventures. The remainder of the proceeds, totalling approximately $2.2 million, was distributed to the Limited Partners in September 1994. See Note 4 to the Financial Statements accompanying this Annual Report for a further discussion of this transaction.

      The Partnership's investment objectives are to:

     (i) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
     (ii)  preserve  and protect  the  Limited  Partners'  capital;
     (iii) obtain  long-term  appreciation in the value of its  properties;  and
     (iv) provide a build-up of equity through the reduction of mortgage loans on its properties.

      The Partnership suspended the payment of regular quarterly distributions of excess net cash flow in fiscal 1988. Through September 30, 1996, the Limited Partners had received cumulative cash distributions totalling approximately $18,047,000, or approximately $542 per original $1,000 investment for the Partnership's earliest investors, of which approximately $7,720,000, or $284 per original $1,000 investment, represents net proceeds from a refinancing of the Carriage Hill Apartments in 1987 and approximately $2,200,000, or $63 per original  $1,000  investment,  represents  the  distributed  portion  of the net proceeds from the sale of the Cambridge Apartments in 1994. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. As of September 30, 1996, the Partnership retains its ownership interest in four of its five original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and market value of the Partnership's retail shopping center investment.

      All of the properties securing the Partnership's investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past several years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates, tenant mix and tenant improvement allowances.

      The Partnership has no operating property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

      The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

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

Item 2. Properties

      As of September 30, 1996, the Partnership owned interests in four operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:


                                          Percent Occupied At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1996
                              12/31/95   3/31/96    6/30/96   9/30/96  Average
                              --------   -------    -------   -------  -------

Carriage Hill Village
  Apartments                   86%        85%       89%       94%       89%

Bell Plaza Shopping Center     82%        95%       98%       98%       93%

Greenbrier Apartments          93%        91%       91%       93%       92%

Seven Trails West Apartments   98%        96%       96%       95%       96%

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

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Five Limited Partnership, PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Five Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1996 there were 2,366 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

      No distributions were made to the Limited Partners during fiscal 1996.

Item 6.  Selected Financial Data

           Paine Webber Income Properties Five Limited Partnership For the years ended September 30, 1996, 1995, 1994, 1993 and 1992
                      (In thousands except per Unit data)

                                        Years Ended September 30,
                            --------------------------------------------------
                                1996        1995      1994      1993     1992
                                ----        ----      ----      ----     ----

Revenues                    $     90     $   106   $    87  $    21   $    16

Operating loss              $   (132)    $  (207)  $  (262) $  (183)  $  (177)

Partnership's share of
  ventures' losses          $   (691)    $(1,182)  $  (995) $  (860)  $(1,160)

Partnership's share of gain on
  sale of operating investment
  property                         -           -   $ 3,174        -         -

Net income (loss)           $   (823)    $(1,389)  $ 1,917  $(1,043)  $(1,337)

Net income (loss) per Limited
  Partnership Unit          $ (23.33)    $(39.37)  $ 54.36  $(29.57)  $(37.90)

Cash distributions from sale,
  refinancing or other disposition
  transactions per Limited
  Partnership Unit                 -           -   $  63.00       -         -

Total assets                $  1,739    $  1,658  $  1,836 $  1,280   $ 2,319

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

     The Partnership's four remaining investment properties consist of three multi-family apartment complexes and one retail shopping center. While the current estimated market values of certain of the remaining properties are below the amounts paid for the properties at the time of the Partnership's original investment in 1983 and 1984, all of the properties have estimated values above their respective outstanding mortgage debt obligations. Management's strategy over the past several years has been to capitalize on the favorable market interest rate environment by refinancing the mortgage loans secured by the operating investment properties to improve cash flow and permit the reinvestment of funds for capital improvement work. Such capital improvements are aimed at preserving and enhancing the properties' market values while the respective local economies and market conditions improve until favorable opportunities for the sale of the properties can be achieved. With the last of the required financing transactions completed during fiscal 1996, the Partnership's management will focus on potential disposition strategies for the remaining investment properties beginning in 1997. Depending on the availability of favorable sales opportunities, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

     The average occupancy level at the Seven Trails West Apartments was 96% for fiscal 1996, compared to 95% for fiscal 1995. During fiscal 1996, the property continued to benefit from a combination of a stable multi-family rental market and the improvements in physical appearance resulting from the capital improvement programs implemented during fiscal 1995 and 1996. During fiscal 1996, major enhancements that were completed included replacing numerous roofs, gutters, decks and balconies, as well as upgrading apartment unit interiors on a turnover basis. Such improvements have contributed to management's ability to implement monthly rental rate increases at Seven Trails.

     On April 17, 1996, the Partnership successfully completed the refinancing of the existing first mortgage loan secured by the Seven Trails West Apartments, reducing the annual interest rate from 12% to 7.87%. The new loan, in the initial principal amount of $17,000,000, is for a term of ten years with monthly payments of principal and interest totalling $130,000. The proceeds of the new loan, together with a contribution of $159,000 from the joint venture, were used to pay off all obligations of the prior first mortgage loan as well as to fund all reserves and escrows required by the new lender. Because the prior mortgage loan was not repaid by February 1, 1996, the joint venture forfeited a $147,000 fee which had been paid to the prior lender in connection with a fiscal 1994 extension agreement and was to be refundable under certain conditions. As part of the new loan agreement, reserves for agreed upon repairs and future replacements aggregating approximately $209,000 were established in escrow accounts with the mortgage lender. During fiscal 1996, the Partnership had temporarily advanced $600,000 to the Seven Trails joint venture to be used for a good faith deposit with the new lender and for the prepayment of certain loan closing costs. Such amounts were returned to the Partnership during the third quarter of fiscal 1996.

     The Bell Plaza Shopping Center was 98% leased at September 30, 1996, up from 78% at September 30, 1995. During the first quarter of fiscal 1996, the property's leasing team was able to complete negotiations with a tenant, World Gym, to take the remaining 17,600 square feet of the former Wal-Mart space. The new lease for the remainder of the Wal-Mart space has improved the overall financial performance of the center due to the fact that, on a combined basis, the new tenant and United Supermarkets, which has occupied 62,800 square feet of the former Wal-Mart space since the first quarter of fiscal 1995, are paying a higher per square foot rent than Wal-Mart was originally paying for its space. As part of the negotiation for the United Supermarkets lease, a free-standing building formerly occupied by a restaurant was demolished, and the parking lot at Bell Plaza was reconfigured. This resulted in the addition of 235 parking spaces to the Center. As a result of the demolition, the Center's leasable area changed from 151,500 square feet to 144,000 square feet. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and market value of Bell Plaza in the near term. While operating results at Bell Plaza remain strong at the present time, several area employers in the Amarillo, Texas market have recently announced downsizing plans. Management will continue to closely monitor local market conditions in fiscal 1997.

     As previously reported, the fiscal 1995 refinancing of the first mortgage loan secured by the Carriage Hill Apartments reduced the venture's monthly debt service requirements and provided additional funds which have been used to make improvements to the property. These improvements included the conversion of the gas utilities to individual metering for each apartment unit. In the past, operating results have been negatively impacted by high utility costs incurred during the winter season. By transferring the utility payments to the tenants, the property management company sought to reduce and stabilize property operating expenses. This conversion has now been completed, and currently over 65% of residents already pay for their own gas. In order to adjust rental rates to market, rental rates for units in which the tenants pay their own gas bills were lowered by approximately 8%. Current residents have the option upon renewal to lower their current rent and commence paying their own gas bill or to continue with landlord-paid gas and accept a 3% rental rate increase. Occupancy at the property, which had declined to the mid-80% range in early fiscal 1996, had rebounded to 94% for the quarter ended September 30, 1996. Now, with the gas utility conversion program complete and the average occupancy level stabilized, the property management company anticipates implementing further rental rate increases in fiscal 1997.

     The occupancy level at the Greenbrier Apartments averaged 92% for fiscal 1996, compared to 91% for fiscal 1995. Capital expenditures during fiscal 1996 included carpeting and appliance replacements on an as-needed basis, and some roof repairs. In addition, the property's management team continued the balcony and gutter replacement program, replaced perimeter fences, repaired concrete retaining walls and purchased another computer for the leasing office. Improvements planned for fiscal 1997 include landscape replacements and updating clubhouse interiors. Greenbrier continues to produce excess cash flow after the payment of operating expenses, debt service payments to the lender and capital costs. The current mortgage debt of $5.4 million bears interest at 10% per annum and is not scheduled to mature until June 1998. Because of the potential for a sale of the property prior to the June 1998 maturity date, as well as increases in mortgage interest rate levels which occurred during fiscal 1996, management has decided to defer any immediate refinancing plans.

     At September 30, 1996, the Partnership had cash and cash equivalents of $1,739,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, as necessary, related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1996 Compared to 1995
---------------------

     The Partnership reported a net loss of $823,000 for fiscal 1996 as compared to a net loss of $1,389,000 for fiscal 1995. The primary reason for this favorable change in net operating results is that the Carriage Hill joint venture recognized an extraordinary loss on the early extinguishment of debt during the prior year of approximately $1,177,000 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with the June 1995 refinancing transaction referred to above. The Partnership's share of this loss was approximately $471,000. Excluding this non-recurring charge in the prior year, the Partnership's share of ventures' losses decreased by $20,000 when compared to the prior year. This decrease can be mainly attributed to a $503,000 increase in combined revenues from the four joint ventures. Combined revenues increased largely due to improved occupancy and rental rates at the Seven Trails West and Greenbrier Apartments. Revenues were also higher at the Bell Plaza Shopping Center in fiscal 1996 due to the leasing improvements discussed further above. In addition, combined interest expense decreased by $261,000 as a result of the lower interest rates on the debts secured by the Carriage Hill Apartments and the Bell Plaza Shopping Center, which were refinanced in fiscal 1995, and on the debt secured by the Seven Trails Apartments, which was refinanced in fiscal 1996. The increase in rental revenues and decrease in interest expense were partially offset by increases in combined property operating expenses and depreciation and amortization of $634,000 and $122,000, respectively. Property operating expenses increased primarily due to higher utility costs at the Carriage Hill Apartments resulting from more severe weather conditions during the current year. As noted above, the venture has recently completed the process of converting the utilities at Carriage Hill Apartments to individual metering. This conversion will significantly reduce the venture's future exposure to fluctuations in utility charges caused by extreme weather conditions. Depreciation and amortization expense increased at all of the joint ventures, except for Carriage Hill, during fiscal 1996 due to capital improvements, tenant improvements and leasing commissions which were incurred over the past year.

      The Partnership's operating loss decreased by $75,000, for fiscal 1996, when compared to the prior year. The decrease in operating loss is mainly attributable to a decrease in general and administrative expense of $91,000. General and administrative expense decreased mainly due to certain incremental expenses incurred in the prior year relating to an independent valuation of the Partnership's operating properties.

1995 Compared to 1994
---------------------

      The Partnership reported a net loss of $1,389,000 for fiscal 1995 as compared to net income of $1,917,000 for the prior year. The primary reason for this unfavorable change in net operating results was that the Partnership recognized a $3.2 million gain in fiscal 1994 on the sale of the Cambridge Apartments, which occurred in June 1994. In addition, the Carriage Hill joint venture recognized a loss of $1,177,000 during fiscal 1995 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with the June 1995 refinancing transaction discussed further above. The Partnership's share of this loss was $471,000, which was included in the Partnership's share of ventures' losses for fiscal 1995. The Partnership's share of ventures' losses, prior to the effect of the Carriage Hill refinancing loss, decreased by $284,000 in fiscal 1995 mainly due to improved operating results at the Greenbrier, Seven Trails and Carriage Hill joint ventures. Rental revenues were higher at all three apartment properties in fiscal 1995, despite lower average occupancy levels, due to increases in rental rates made possible by the generally improving market conditions for multi-family apartment properties across the country during fiscal 1995. At Greenbrier, rental revenues improved by $58,000, or 4%, in fiscal 1995, when compared to the prior year, while average occupancy declined from 94% to 91%. In addition, repairs and maintenance expenses decreased by $96,000 at Greenbrier due to certain non-recurring repair work performed in fiscal 1994 as a result of winter storm damage. Rental revenues increased by $194,000, or 6%, at the Seven Trails property despite a slight drop in average occupancy from 96% for fiscal 1994 to 95% for fiscal 1995. Such increased revenues at Seven Trails were partially offset by the increase in the venture's interest expense which resulted from the fiscal 1994 modification agreement described above. At Carriage Hill, revenues were up only slightly in what have been less favorable local market conditions. The improvement in the Carriage Hill joint venture's net operating results were more attributable to a decrease in expenses, primarily depreciation and utilities expenses, which declined by $61,000 and $63,000, respectively. The improved operating results at the three apartment properties were partially offset by a decline in revenues at the Bell Plaza Shopping Center which resulted from the anchor tenant re-leasing situation described further above. The resulting drop in average occupancy at Bell Plaza, from 87% for fiscal 1994 to 78% for fiscal 1995, contributed to the decrease of $64,000 in the venture's rental revenues.

     The unfavorable changes in net operating results were also partially offset by a decrease in the Partnership's operating loss of approximately $55,000 during fiscal 1995 due to an increase in interest income and a decrease in general and administrative expenses. Interest income increased by $19,000 due to an increase in the interest rates earned on the Partnership's cash reserves, as well as the significant increase in the average outstanding balance of such reserves which resulted from the retention of $1.5 million of the Cambridge sale proceeds from the June 1994 sale transaction. General and administrative expenses decreased by $36,000 mainly due to higher professional fees incurred in fiscal 1994.

1994 Compared to 1993
---------------------

     The Partnership reported net income of $1,917,000 for fiscal 1994 as compared to a net loss of $1,043,000 in the prior year. The Partnership's net income for fiscal 1994 was a result of the Partnership's share of the gain realized from the sale of the Cambridge Apartments. The total gain recognized by the Cambridge joint venture totalled $3,336,000, and the Partnership's share of such gain amounted to $3,174,000 per the terms of the joint venture agreement. The Partnership's share of ventures' losses, prior to the gain on the Cambridge sale, increased by $135,000 when compared to the fiscal 1993 results. This unfavorable change in the Partnership's share of ventures' losses from operations was mainly a result of an increase in the operating loss at the Cambridge Apartments, primarily due to the payment, in accordance with the agreement, of previously unaccrued subordinated management fees in the amount of $100,000 upon the sale of the operating investment property. An increase in interest expense at the Seven Trails joint venture during fiscal 1994, as a result of a modification and extension agreement on the venture's mortgage loan, also contributed to the increase in the combined joint ventures' operating loss. The Partnership's operating loss increased by $79,000 during fiscal 1994 due to an increase in Partnership general and administrative expenses. These expenses increased mainly as a result of additional expenditures incurred related to an independent valuation of the Partnership's operating properties which was commissioned during fiscal 1994 in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities.

Inflation
---------

     The Partnership completed its thirteenth full year of operations in fiscal 1996 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses which would tend to rise with inflation. Tenants at the Partnership's apartment projects have short-term leases, generally of 6-to-12 months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                     elected
      Name                      Office                      Age      to Office
      ----                      ------                      ---      ---------

Bruce J. Rubin       President and Director                 37       8/22/96
Terrence E. Fancher  Director                               43       10/10/96
Walter V. Arnold     Senior Vice President and Chief
                       Financial Officer                    49       10/29/85
James A. Snyder      Senior Vice President                  51       7/6/92
David F. Brooks      First Vice President and
                       Assistant Treasurer                  54       11/19/82 *
Timothy J. Medlock   Vice President and Treasurer           35       6/1/88
Thomas W. Boland     Vice President                         34       12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any general partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership. As of September 30, 1996, PaineWebber and its affiliates owned 112 Units of limited partnership interests of the Partnership.

      (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The General Partners of the Partnership are Fifth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber") and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered.
No management fees were earned during fiscal 1996.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1996 is $81,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $4,000 for managing the Partnership's cash assets in fiscal 1996, which amount is included in general and administrative expenses on the accompanying statement of operations. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


      (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1996.

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


                                 PAINE WEBBER INCOME PROPERTIES FIVE
                                     LIMITED PARTNERSHIP


                                 By:  Fifth Income Properties Fund, Inc.
                                      ---------------------------------
                                      Managing General Partner


                                  By: /s/ Bruce J. Rubin
                                     -------------------
                                     Bruce J. Rubin
                                     President and Chief Executive Officer


                                  By: /s/ Walter V. Arnold
                                     ---------------------
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer


                                  By: /s/ Thomas W. Boland
                                     ---------------------
                                     Thomas W. Boland
                                     Vice President

Dated:  January 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  January 10, 1997
   ------------------------                            ----------------
   Bruce J. Rubin
   Director





By:/s/ Terrence E. Fancher                      Date:  January 10, 1997
   ------------------------                            ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS

                                                      Page Number in the Report
Exhibit No. Description of Document                   or Other Reference
----------- ------------------------                   ------------------

(3) and (4) Prospectus of the Registrant              Filed with the Commission
            dated May 26, 1983, supplemented,         pursuant to Rule 424(c)
            with particular reference to the          and incorporated  herein
            Restated Certificate and Agreement        by reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed with the Commission
            exhibits to registration statements and   pursuant to Section 13 or
            amendments thereto of the registrant      15(d) of the Securities
            together with all such contracts filed    Exchange Act of 1934 and
            as exhibits of previously filed Forms     incorporated herein by
            8-K and Forms 10-K are hereby             reference.
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No Annual Report for the
                                                      year ended September 30,
                                                      1996 has been sent to
                                                      the Limited Partners.
                                                      An  Annual  Report will
                                                      be sent to the Limited
                                                      Partners subsequent to
                                                      this filing.


(27)        Financial Data Schedule                   Filed as last page of
                                                      EDGAR submission following
                                                      the Financial Statements
                                                      and Financial Statement
                                                      Schedule as required by
                                                      Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                    Reference
                                                                    ---------

Paine Webber Income Properties Five Limited Partnership:

      Report of independent auditors                                     F-2

      Balance sheets as of September 30, 1996 and 1995                   F-3

      Statements of operations  for the years ended  September 30,
        1996,  1995 and 1994                                             F-4

      Statements  of  changes in  partners'  capital  (deficit)
        for the years ended September 30, 1996, 1995 and 1994            F-5

      Statements of cash flows for the years ended  September  30,
        1996,  1995 and 1994                                             F-6

      Notes to financial statements                                      F-7

Combined  Joint  Ventures  of Paine  Webber  Income  Properties  Five  Limited
Partnership:

      Report of independent auditors                                    F-18

      Combined balance sheets as of September 30, 1996 and 1995         F-19

      Combined  statements of operations and changes in venturers'
          deficit for the years ended September 30, 1996, 1995
          and 1994                                                      F-20

      Combined  statements  of cash flows for the years  ended
          September  30, 1996, 1995 and 1994                            F-21

      Notes to combined financial statements                            F-22

      Schedule III - Real estate and accumulated depreciation           F-29


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

                        REPORT OF INDEPENDENT AUDITORS






The Partners of
Paine Webber Income Properties Five Limited Partnership:

      We have audited the accompanying balance sheets of Paine Webber Income Properties Five Limited Partnership as of September 30, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Five Limited Partnership at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.







                                                /s/ ERNST & YOUNG LLP
                                                ---------------------
                                                ERNST & YOUNG LLP


Boston, Massachusetts
January 8, 1997

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                BALANCE SHEETS
                          September 30, 1996 and 1995
                    (In thousands, except per Unit amounts)

                                    ASSETS
                                                            1996       1995
                                                            ----       ----

Cash and cash equivalents                                $  1,739    $  1,658
                                                         ========    ========

                       LIABILITIES AND PARTNERS' DEFICIT

Equity in losses in excess of investments and
  advances in joint ventures                             $  2,971    $  2,059
Accounts payable and accrued expenses                          30          38
                                                         --------    --------
      Total liabilities                                     3,001       2,097

Partners' deficit:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net loss                                       (147)       (139)
   Cumulative cash distributions                              (60)        (60)

  Limited Partners ($1,000 per Unit; 34,928 Units issued):
   Capital contributions, net of offering costs            31,554      31,554
   Cumulative net loss                                    (14,563)    (13,748)
   Cumulative cash distributions                          (18,047)    (18,047)
                                                         --------   ---------
      Total partners' deficit                              (1,262)       (439)
                                                         --------   ---------
                                                         $  1,739    $  1,658
                                                         ========    ========





















                            See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
             For the years ended September 30, 1996, 1995 and 1994
                    (In thousands, except per Unit amounts)

                                                 1996        1995       1994
                                                 ----        ----       ----


Revenues:
   Interest income                             $   90       $ 106    $     87

Expenses:
   General and administrative                     222         313         349
                                               ------       -----    --------

Operating loss                                   (132)       (207)       (262)

Partnership's share of ventures' losses          (691)      (1,182)      (995)

Partnership's share of gain on sale of
   operating investment property                    -            -      3,174
                                               ------       ------   --------

Net income (loss)                              $ (823)      $(1,389) $  1,917
                                               ======       =======  ========

Net income (loss) per Limited
  Partnership Unit                             $(23.33)     $(39.37) $  54.36
                                               =======      =======  ========

Cash distributions per Limited
  Partnership Unit                             $     -      $     -  $  63.00
                                               =======      =======  ========



   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 34,928 Limited Partnership Units outstanding during each year.




















                            See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT
             For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                          General       Limited
                                          Partners      Partners      Total
                                          --------      --------      -----

Balance at September 30, 1993              $(203)       $ 1,436       $ 1,233

Net income                                    19          1,898         1,917

Cash distributions                             -         (2,200)       (2,200)
                                           -----        -------       -------

Balance at September 30, 1994               (184)         1,134           950

Net loss                                     (14)        (1,375)       (1,389)
                                           -----        -------       -------

Balance at September 30, 1995               (198)          (241)         (439)

Net loss                                      (8)          (815)         (823)
                                          ------        -------       -------

Balance at September 30, 1996              $(206)       $(1,056)      $(1,262)
                                           =====        =======       =======



























                            See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                               1996         1995        1994
                                               ----         ----        ----

Cash flows from operating activities:
   Net income (loss)                           $ (823)    $(1,389)    $ 1,917
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Partnership's share of ventures' losses      691       1,182         995
     Partnership's share of gain on sale of
      operating investment property                 -           -      (3,174)
      Changes in assets and liabilities:
      Accounts payable - affiliates                 -           -         (24)
      Accounts payable and accrued expenses        (8)         13           -
                                               -------    -------     --------
        Total adjustments                         683       1,195      (2,203)
                                               ------     -------     --------
        Net cash used in operating
          activities                             (140)       (194)       (286)

Cash flows from investing activities:
   Distributions from joint ventures              249         275       4,191
   Additional investments in and advances
      to joint ventures                          (628)       (259)       (586)
   Repayment of advances to joint ventures        600           -           -
                                               ------     -------     -------
        Net cash provided by
         investing activities                     221          16       3,605

Cash flows from financing activities:
   Distributions to partners                        -           -      (2,200)
                                               ------     -------     -------
        Net cash used in
         financing activities                       -           -      (2,200)
                                               ------     --------    -------

Net increase (decrease) in cash
 and cash equivalents                              81       (178)       1,119

Cash and cash equivalents,
 beginning of year                              1,658       1,836         717
                                               -------   --------     --------

Cash and cash equivalents, end of year         $1,739    $  1,658     $ 1,836
                                               ======    ========     =======


                            See accompanying notes.

                     PAINE WEBBER INCOME PROPERTIES FIVE
                             LIMITED PARTNERSHIP
                        Notes to Financial Statements


1.    Organization and Nature of Operations
      -------------------------------------

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating investment properties, comprised of four multi-family apartment complexes and one retail shopping center. To date, one of the Partnership's original investments has been sold. See Note 4 for a further discussion of the Partnership's remaining real estate investments.

2.    Use of Estimates and Summary of Significant Accounting Policies
      ---------------------------------------------------------------

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which own operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. The Partnership's policy is to identify any permanent impairment to the carrying value of its joint venture investments on a specific identification basis. At September 30, 1996 and 1995, the carrying value of one of the Partnership's joint ventures is adjusted for an allowance for possible investment loss. See Note 4 for a discussion of this allowance account and a description of the joint venture partnerships.

      The Partnership has reviewed FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments which have original maturities of 90 days or less.

      The cash and cash equivalents, accounts payable and accrued expenses appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of September 30, 1996 due to the short-term maturities of these instruments.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.    The Partnership Agreement and Related Party Transactions
      --------------------------------------------------------

      The General Partners of the Partnership are Fifth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber") and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. No management fees were earned during the three-year period ended September 30, 1996.

      Included in general and administrative expenses for the years ended September 30, 1996, 1995 and 1994 is $81,000, $87,000 and $96,000,
    respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $4,000, $5,000 and $2,000 for managing the Partnership's cash assets in fiscal 1996, 1995 and 1994, respectively, which amounts are included in general and administrative expenses on the accompanying statements of operations.

4.  Investments in Joint Venture Partnerships
    -----------------------------------------

      As of September 30, 1996 and 1995, the Partnership has investments in four joint ventures. On June 30, 1994, Cambridge Associates, a joint venture in which the Partnership had an interest, sold its operating investment property, the Cambridge Apartments, a 378-unit apartment complex located in Omaha, Nebraska, to an affiliate of the Partnership's co-venture partner. The property was sold for $9,700,000. After repayment of the outstanding $5 million first mortgage loan and closing costs, the sale generated approximately $4.7 million to be split between the Partnership and the co-venturer in accordance with the venture agreement. The Partnership's share of such proceeds amounted to approximately $3.7 million in cash. The sale resulted in a gain of $3,336,000 which was recognized by the venture in fiscal 1994. The Partnership's share of such gain totalled $3,174,000.

      The joint ventures are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these joint ventures (including Cambridge Associates through the date of the sale transaction described above) are as follows:

                       Condensed Combined Balance Sheet
                        ------------------------------
                         September 30, 1996 and 1995
                                (in thousands)

                                    Assets
                                    ------
                                                            1996        1995
                                                            ----        ----

   Current assets                                        $  2,210    $  2,369
   Operating investment properties, net                    44,853      45,566
   Other assets, net                                        1,885       1,982
                                                         --------    --------
                                                         $ 48,948    $ 49,917
                                                         ========    ========

                      Liabilities and Venturers' Deficit
                      ----------------------------------

   Current liabilities                                   $  2,529    $ 18,333
   Other liabilities                                          878         980
   Long-term mortgage debt,
     less current portion                                  52,791      36,325

   Partnership's share of combined deficit                 (3,583)     (2,607)
   Co-venturers' share of combined deficit                 (3,667)     (3,114)
                                                         --------    --------
                                                         $ 48,948    $ 49,917
                                                         ========    ========

                 Reconciliation of Partnership's Investments
                 -------------------------------------------
                                (in thousands)
                                                            1996        1995
                                                            ----        ----

   Partnership's share of deficit, as shown above        $ (3,583)   $ (2,607)
   Partnership's share of current liabilities
     and long-term debt                                       912         848
   Less:  Allowance for possible investment loss (1)         (300)       (300)
                                                         --------    ---------

   Investments in joint ventures, at equity, net         $ (2,971)   $ (2,059)
                                                         ========    ========

   (1)The carrying value of the Partnership's investments in joint ventures at September 30, 1996 and 1995 is net of an allowance for possible investment loss of $300,000, which relates to the Amarillo Bell Associates joint venture. See discussion below for further details.

                    Condensed Combined Summary of Operations
                    ----------------------------------------
             For the years ended September 30, 1996, 1995 and 1994
                                 (in thousands)
                                                1996        1995        1994
                                                ----        ----        ----
   Revenues:
     Rental income and expense recoveries     $11,646     $11,173     $12,458
     Interest and other income                    473         443         386
                                              -------     -------     -------
                                               12,119      11,616      12,844

   Expenses:
     Property operating expenses                5,602       4,968       6,199
     Depreciation and amortization              2,647       2,525       2,688
     Interest expense                           4,955       5,216       5,421
     Loss on write-off of deferred
       financing costs                              -       1,177           -
                                              -------    --------     -------
                                               13,204      13,886      14,308
                                              -------    --------     -------

   Operating loss                              (1,085)     (2,270)     (1,464)

   Gain on sale of operating
     investment property                            -           -       3,336
                                             --------    --------    --------

   Net income (loss)                         $ (1,085)   $ (2,270)   $  1,872
                                             ========    ========    ========

   Net income (loss):
     Partnership's share of combined
       income (loss)                         $   (691)   $ (1,182)   $  2,179
     Co-venturers' share of combined loss        (394)     (1,088)       (307)
                                             ---------   ---------   --------
                                             $ (1,085)   $ (2,270)   $  1,872
                                             ========    ========    ========


   The Partnership's share of the combined income (loss) of the joint ventures is presented as follows on the accompanying statements of operations (in thousands):

                                               1996        1995          1994
                                               ----        ----          ----

   Partnership's share of ventures' losses $ (691) $ (1,182) $ (995) Partnership's share of gain on sale of
     operating investment property                  -           -        3,174
                                             --------    --------     -------
                                             $   (691)   $ (1,182)    $  2,179
                                             ========    ========     ========


    Investments in joint ventures, at equity, is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

    Investments in joint ventures, at equity, on the accompanying balance sheets at September 30, 1996 and 1995 is comprised of the following (in thousands):

                                                            1996        1995
                                                            ----        ----

   Randallstown Carriage Hill Associates                $  (6,084)  $  (5,796)
   Signature Partners, L.L.C.                                 239         238
   Amarillo Bell Associates                                 1,623       1,556
   Greenbrier Associates                                      822         855
   Seven Trails West Associates                               429       1,088
                                                        ---------   ---------
                                                        $  (2,971)  $  (2,059)
                                                        =========   =========

    The Partnership received cash distributions from the ventures as set forth below (in thousands):

                                                1996        1995        1994
                                                ----        ----        ----

   Amarillo Bell Associates                   $     -     $    50     $    59
   Greenbrier Associates                          198         132         111
   Randallstown Carriage Hill Associates           51          93           -
   Cambridge Associates                             -           -       4,021
                                              -------     -------     -------
                                              $   249     $   275     $ 4,191
                                              =======     =======     =======

    A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

a)  Randallstown Carriage Hill Associates
    -------------------------------------

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

     The aggregate cash investment made by the Partnership for its interest was approximately $11,524,000 (including an acquisition fee of $1,150,000 paid to the Adviser). The apartment complex was acquired subject to four mortgages; two institutional nonrecourse first mortgages with balances totalling approximately $6,136,000 at the time of closing, and two second mortgage notes from the seller of the property with balances totalling $6,000,000 at the time of closing. On December 30, 1986, the Partnership refinanced the aforementioned debt by obtaining a $28,000,000 non-recourse mortgage loan. The Partnership received a distribution of approximately $9,926,000 in fiscal 1987, reflecting its share of the excess refinancing proceeds. In fiscal 1995, the venture's mortgage debt was refinanced again. The new mortgage loan, in the initial principal amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The venture recognized a loss of $1,177,000 in fiscal 1995 in connection with the refinancing transaction to write off the unamortized balance of the deferred financing costs related to the prior mortgage loan. The new loan also released from the collateral a 23-acre parcel of excess land. The venture distributed this land parcel, which had a carrying value of $563,000, to a new entity, Signature Partners, L.L.C., in conjunction with the refinancing transaction. Signature Partners, L.L.C. is owned by Signature, JBG and the Partnership with the same ownership interest percentages as in the Carriage Hill joint venture agreement. The land owned by Signature Partners, L.L.C. could eventually be marketed to local developers once market conditions improve. Proceeds of any such sale, if completed, would be distributed to the owners in accordance with the same priorities called for under the terms of the Carriage Hill joint venture agreement described below.

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

    A management agreement ("Management Agreement"), dated as of July 8, 1988, between the joint venture and Signature Management Services, Inc., an affiliate of Signature, sets forth conditions of the property management for the Carriage Hill Apartments. The Management Agreement provides for a monthly management fee of 5% of the prior month's gross revenues, as defined. During fiscal 1996, the management agreement was amended to provide for the payment of 3% of the previous month's collected revenues and a deferral of 2%. The deferred management fees will be paid to Signature upon final distribution of the cumulative preferred return discussed above.

b)  Amarillo Bell Associates
    ------------------------

    On September 30, 1983, the Partnership acquired a 50% interest in Amarillo Bell Associates, an existing Texas general partnership which owns a 144,000 square foot shopping center in Amarillo, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of The Boyer Company. The aggregate investment by the Partnership for its interest was approximately $2,222,000 (including an acquisition fee of $230,000 paid to the Adviser).

    On June 19, 1995, the Partnership completed the refinancing of the existing first mortgage loan secured by Bell Plaza, reducing the interest rate from 9.4% to 8.125%. The new loan, in the initial principal amount of $3,300,000, has a seven-year term and requires monthly principal and interest payments based upon a twenty-five year amortization schedule. The terms of the loan allow for a prepayment of the principal balance after the end of one year. At September 30, 1996, the balance of the mortgage loan, which matures on July 1, 2002, was approximately $3,250,000.

    Subsequent to the end of fiscal 1990, the Partnership had entered into negotiations with its co-venture partner to execute a purchase and sale agreement for the sale of the Partnership's interest in the joint venture. The proposed agreement would have given the co-venturer an option to purchase the Partnership's interest for $1,500,000. Because the option price was below the equity method carrying value of the Partnership's investment in Amarillo Bell Associates at September 30, 1990, the Partnership recognized a provision for possible investment loss of $300,000 in fiscal 1990 which reflected an estimate of the loss that would have been incurred if the option had been executed and exercised. The co-venturer was unable to obtain financing to complete this transaction and the option was never executed. The $300,000 allowance for possible investment loss remains on the Partnership's balance sheet at September 30, 1996 due to management's belief that it represents a permanent impairment to the carrying value of the investment in the Bell Plaza joint venture.

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

    Per the terms of the joint venture agreement, distributions from a sale of the operating investment property and/or refinancing proceeds will be as follows, after the payment of mortgage debts and to the extent not previously returned to each partner: 1) to the Partnership, an amount equal to the Partnership's gross investment, 2) to the co-venturer, $2,140,000, 3) payment of all unpaid accrued interest on all outstanding operating notes and then to the repayment of the principal of all outstanding operating notes, 4) payment of any accrued subordinated management fees, 5) any remaining balance thereof shall be distributed 50% to the Partnership and 50% to the co-venturer.

    The joint venture has entered into a property management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is equal to 4% of gross rents.

c)  Greenbrier Associates
    ----------------------

    On June 29, 1984, the Partnership acquired an interest in Greenbrier Associates, an Indiana general partnership that owns and operates Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of the Paragon Group.

    The aggregate cash investment made by the Partnership for its interest was approximately $4,109,000 (including an acquisition fee of $432,000 paid to the Adviser). The apartment complex is encumbered by a first mortgage loan with a balance of $5,400,000 at September 30, 1996.

    The joint venture agreement provides that the Partnership will receive from available cash flow an annual cumulative preferred base return, payable monthly, of $378,000. The Partnership's preference return is noncumulative on a year-to-year basis beginning July 1, 1987. The cumulative preference return of the Partnership in arrears at September 30, 1996 and 1995 for unpaid preference returns through June 30, 1987 is approximately $312,000. Since such amount is payable only from available future sale or refinancing proceeds, as set forth below, it is not accrued in the joint venture's financial statements. After the Partnership has received its preferred return, the co-venturer is then entitled to receive an annual noncumulative, subordinated base return, payable quarterly, of $21,000. Any remaining cash flow not previously distributed at the end of each year will be used to pay any accrued interest on all outstanding operating notes. The next $100,000 of cash flow in any year will be distributed 90% to the Partnership and 10% to the co-venturer. Thereafter, any excess cash flow will be distributed 80% to the Partnership and 20% to the co-venturer.

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

    Any  proceeds   arising  from  a  refinancing,   sale,   exchange  or  other
    distribution of property will be distributed in the following order of priority: (1) to the payment of unpaid principal and accrued interest on all outstanding operating notes, then to the repayment of unpaid operating loans and accrued interest to the Partnership and the co-venturer, (2) to the Partnership, the aggregate amount of the Partnership's cumulative preference return not previously distributed, (3) the next $4,044,000 to the Partnership, (4) the next $200,000 to the co-venturer, (5) to the property manager, an amount equal to the sum of any unpaid subordinated management fees, (6) the next $3,500,000 to the Partnership and the co-venturer allocated 90% and 10%, respectively, (7) the next $3,000,000 to the Partnership and the co-venturer allocated 80% and 20%, respectively, and (8) any remaining balance to the Partnership and the co-venturer in the proportions of 70% and 30%, respectively.

    The joint venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of the gross receipts collected from the property.

d)  Seven Trails West Associates
    ----------------------------

    On September 13, 1984, the Partnership acquired an interest in Seven Trails West Associates, a Missouri general partnership that owns and operates Seven Trails West Apartments, a 532-unit apartment complex in Ballwin, Missouri. The Partnership is a general partner in the joint venture.

     The aggregate cash investment by the Partnership for its interest was approximately $10,011,000 (including an acquisition fee of $1,050,000 paid to the Adviser). On April 17, 1996, the Partnership successfully completed the refinancing of the existing first mortgage loan secured by the Seven Trails West Apartments, reducing the annual interest rate from 12% to 7.87%. The new loan, in the initial principal amount of $17,000,000, is for a term of ten years with monthly payments of principal and interest totalling $130,000. The proceeds of the new loan, together with a contribution of $159,000 from the joint venture, were used to pay off all obligations of the prior first mortgage loan as well as to fund all reserves and escrows required by the new lender. Because the prior mortgage loan was not repaid by February 1, 1996, the joint venture forfeited a $147,000 fee which had been paid to the prior lender in connection with a fiscal 1994 extension agreement and was to be refundable under certain conditions.

    The joint venture agreement provides that the Partnership will receive from available cash flow an annual cumulative preferred base return, payable monthly, of $875,000. The Partnership's preference return was cumulative on a year to year basis through September 30, 1987 and is cumulative monthly but not annually thereafter. The cumulative preference return of the Partnership in arrears at September 30, 1996 for unpaid preference returns through September 30, 1987 is approximately $1,691,000. As such amount is payable only from future available sale or refinancing proceeds, as set forth below, it is not accrued in the joint venture's financial statements.

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

    If additional cash is required for any reason in connection with the joint venture, the joint venture agreement calls for such funds to be provided by the Partnership and the co-venturer as loans to the joint venture. Such loans would be provided 90% by the Partnership and 10% by the co-venturer. Through September 30, 1996, operating notes have been provided by the Partnership and co-venturer in the amounts of $836,000 and $11,000, respectively. The notes bear interest at the prime interest rate of a local bank. The Partnership advanced 100% of the funds required to close a loan modification and extension agreement in fiscal 1994. The portion of such operating notes representing the co-venture partner's 10% share of the required funds bears interest at twice the rate of the regular operating notes.

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

5.  Legal Proceedings
    -----------------

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

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Five Limited Partnership, PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Five Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, Fifth Income Properties Fund, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

                        REPORT OF INDEPENDENT AUDITORS





The Partners of
Paine Webber Income Properties Five Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership as of September 30, 1996 and 1995, and the related combined statements of operations and changes in venturers' deficit, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the
Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership at September 30, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                /S/ ERNST & YOUNG LLP
                                ---------------------
                                ERNST & YOUNG LLP



Boston, Massachusetts
December 6, 1996

                          COMBINED JOINT VENTURES OF
           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                           COMBINED BALANCE SHEETS
                         September 30, 1996 and 1995
                                (In thousands)

                                    Assets

                                                            1996        1995
                                                            ----        ----
Current assets:
   Cash and cash equivalents                             $    469   $     545
   Escrow deposits                                          1,085       1,030
   Accounts receivable                                         83         130
   Prepaid expenses                                           573         664
                                                         --------   ---------
      Total current assets                                  2,210       2,369

Operating investment properties:
   Land                                                     5,250       5,250
   Buildings, improvements and equipment                   70,147      68,244
                                                        ---------    --------
                                                           75,397      73,494
   Less accumulated depreciation                          (30,544)    (27,928)
                                                        ---------   ---------
      Net operating investment properties                  44,853      45,566

Reserve for capital expenditures                              364         689

Deferred expenses, net of accumulated amortization
     of $234 ($212 in 1995)                                 1,373       1,138
Other assets, net                                             148         155
                                                        ---------   ---------
                                                        $  48,948   $  49,917
                                                        =========   =========

                      Liabilities and Venturers' Deficit
Current liabilities:
   Current portion of long-term debt                    $     461   $  14,911
   Current portion of deferred interest                         -       1,657
   Accounts payable                                           205         117
   Accounts payable - affiliates                              120          30
   Accrued real estate taxes                                  511         548
   Accrued interest                                           648         585
   Tenant security deposits                                   350         364
   Distributions payable to venturers                         132           -
   Other current liabilities                                  102         121
                                                       ----------   ---------
      Total current liabilities                             2,529      18,333

Notes payable to venturers                                    847         966

Other liabilities                                              31          14

Long-term debt                                             52,791      36,325

Venturers' deficit                                         (7,250)     (5,721)
                                                        ---------   ---------
                                                        $  48,948   $  49,917
                                                        =========   =========



                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' DEFICIT
             For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----

Revenues:
  Rental income and expense recoveries        $11,646     $11,173     $12,458
  Interest and other income                       473         443         386
                                              -------     -------     -------
                                               12,119      11,616      12,844

Expenses:
  Interest expense                              4,955       5,216       5,421
  Depreciation expense                          2,616       2,501       2,669
  Real estate taxes                               958         994       1,136
  Repairs and maintenance                         920         839       1,288
  Salaries and related expenses                 1,454       1,376       1,505
  Utilities                                       958         725         874
  General and administrative                      577         320         384
  Management fees                                 573         532         670
  Insurance                                       137         155         324
  Bad debt expense                                 25          27          18
  Amortization expense                             31          24          19
  Loss on write-off of deferred
     financing costs                                -       1,177           -
                                              -------     -------     -------
                                               13,204      13,886      14,308
                                              -------     -------     -------

Operating loss                                 (1,085)     (2,270)     (1,464)

Gain on sale of operating
    investment property                             -           -        3,336
                                              -------    --------     --------

Net income (loss)                              (1,085)     (2,270)      1,872

Contributions from venturers                        -         916          50

Distributions to venturers                       (444)       (695)     (4,950)

Venturers' deficit, beginning of year          (5,721)     (3,672)       (644)
                                              -------    --------     -------

Venturers' deficit, end of year               $(7,250)   $ (5,721)    $(3,672)
                                              =======    ========     =======









                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                1996       1995       1994
                                                ----       ----       ----
Cash flows from operating activities:
   Net income (loss)                         $ (1,085)   $ (2,270)    $ 1,872
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Depreciation and amortization             2,647       2,525       2,688
      Amortization of deferred financing costs     70          99          70
      Loss on write-off of deferred financing
        costs                                       -       1,177           -
      Gain on sale of operating investment
        property                                    -           -      (3,336)
      Changes in assets and liabilities:
         Escrow deposits                          (55)        183        (368)
         Accounts receivable                       47         (63)         21
         Prepaid expenses                          91         (83)        (48)
         Deferred expenses                        (86)       (126)       (144)
         Accounts payable                          88        (134)        (80)
         Accounts payable - affiliates             90         (14)        (45)
         Accrued real estate taxes                (37)         (1)         27
         Accrued interest                          63          60           7
         Tenant security deposits                 (14)        (34)        (97)
         Other current liabilities                (19)         (4)        (37)
         Deferred interest                     (1,657)         11         (88)
         Other liabilities                         17           1           2
                                               ------    --------     -------
            Total adjustments                   1,245       3,597      (1,428)
                                               ------    --------     -------
            Net cash provided by operating
              activities                          160       1,327         444
                                               ------    --------     -------

Cash flows from investment activities:
   Additions to operating investment
     properties                               (1,903)     (1,323)       (776)
   Decrease (increase) in reserve for
     capital expenditures                         325       (467)         243
   Proceeds from sale of assets                     -          -        9,686
                                               ------    --------     -------
            Net cash (used in) provided by
              investing activities             (1,578)     (1,790)      9,153
                                               ------    --------     -------

Cash flows from financing activities:
   Proceeds from long-term debt                17,000      31,184           -
   Payment of deferred financing costs           (243)       (945)          -
   Contributions by venturers                       -         916          50
   Distributions to venturers                    (312)       (930)     (5,115)
   Repayment of long-term debt                (14,984)    (30,002)     (5,277)
   Proceeds from loans from venturers               -         119         586
   Repayment of notes to partners                (119)          -         (85)
                                               ------    --------     -------
            Net cash provided by (used in)
             financing activities               1,342         342      (9,841)
                                               ------    --------     -------

Net decrease in cash and cash equivalents         (76)       (121)       (244)
Cash and cash equivalents, beginning of year       545        666         910
                                               -------   --------     -------
Cash and cash equivalents, end of year         $   469   $    545     $   666
                                               =======   ========     =======
Cash paid during the year for interest         $ 6,479   $  4,909     $ 5,432
                                               ======    =======      =======

                           See accompanying notes.

                          COMBINED JOINT VENTURES of
                     PAINE WEBBER INCOME PROPERTIES FIVE
                             LIMITED PARTNERSHIP
                    Notes to Combined Financial Statements



1.    Organization and Nature of Operations
      -------------------------------------

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership (Combined Joint Ventures) include the accounts of Randallstown Carriage Hill Associates, a Maryland general partnership; Signature Partners, L.L.C., a Maryland limited liability company; Amarillo Bell Associates, a Texas general partnership; Greenbrier Associates, an Indiana general partnership; Cambridge Associates, a Nebraska general partnership and Seven Trails West Associates a Missouri general partnership. As further described in Note 2, Cambridge Associates sold its operating investment property and commenced a liquidation of its operations during fiscal 1994. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between the co-venturers and Paine Webber Income Properties Five Limited Partnership (PWIP5), which owns a majority financial interest but does not have voting control in each joint venture.

    The dates of PWIP5's acquisition of interests in the joint ventures are as follows:

                                                  Date of Acquisition
                      Joint Venture               of Interest
                      -------------               -----------

         Randallstown Carriage Hill Associates     8/30/83
         Signature Partners L.L.C.                 6/1/95
         Amarillo Bell Associates                  9/30/83
         Greenbrier Associates                     6/29/84
         Cambridge Associates                      7/31/84
         Seven Trails West Associates              9/13/84


2.    Use of Estimates and Summary of Significant Accounting Policies
      ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

      Basis of presentation
      ---------------------

      Generally, the records of the combined joint ventures are maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

      Reclassifications
      -----------------

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      Operating investment properties
      -------------------------------

      The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the venture's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. All of the operating properties owned by the Combined Joint Ventures were held for long-term investment purposes as of September 30, 1996 and 1995.

       The Combined Joint Ventures have reviewed FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on the financial statements of the Combined Joint Ventures.

      Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to forty years. Professional fees and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

      Deferred expenses
      -----------------

      Deferred expenses consist of leasing commissions and loan fees which are being amortized, using the straight-line method, over the terms of the related leases and loans, respectively. Amortization of deferred loan fees is included in interest expense on the accompanying statements of operations.

      Revenue Recognition
      -------------------

      The Combined Joint Ventures lease space at the operating investment properties under short-term and long-term operating leases. Rental revenues are recognized on a straight-line basis as earned pursuant to the terms of the leases.

      Income tax matters
      ------------------

      The Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly no income tax provision is reflected in the accompanying combined financial statements.

      Cash and cash equivalents
      -------------------------

      For purposes of the statement of cash flows, the Partnerships consider all short-term investments with original maturity dates of 90 days or less to be cash equivalents.

      Fair Value of Financial Instruments
      -----------------------------------

    The carrying amounts of cash and cash equivalents, escrow deposits, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of September 30, 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the notes payable to venturers because the obligations were provided in non-arm's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. Information regarding the fair value of long-term debt is provided in Note 5. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the current market rates for similar types of borrowing arrangements.

      Escrow deposits
      ---------------

      Escrow deposits at September 30, 1996 and 1995 consist of tenant security deposits, amounts escrowed for the payment of insurance premiums, real estate taxes and repair and replacement funds.

      Reserve for Capital Expenditures
      --------------------------------

      In connection with the mortgage loan of the Carriage Hill joint venture, an escrow reserve account was established for replacements stipulating that a portion of each month's mortgage payment is to be deposited in the reserve for replacement account. When repairs are made, the joint venture pays the vendor and then the lender reimburses the joint venture and reduces the escrow account by the amount of the expenditure. These funds can only be used for making necessary repairs as stipulated in the mortgage agreement.

3.    Joint Ventures
--    --------------

    See Note 4 to the financial statements of PWIP5 in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

      a.    Randallstown Carriage Hill Associates
            -------------------------------------

            The  joint   venture  owns  and  operates   Carriage   Hill  Village
        Apartments, an 806-unit apartment complex located in Randallstown, Maryland.

      b.    Signature Partners, L.L.C.
            --------------------------

            This limited liability company owns a 23-acre parcel of land located in Randallstown, Maryland. See Note 5.

      c.    Amarillo Bell Associates
            --------------------------

            The joint venture owns and operates Bell Plaza Shopping Center, a 144,000 gross leasable square foot shopping center located in Amarillo, Texas.

      d.    Greenbrier Associates
            ---------------------

            The joint venture owns and operates Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana.

      e.    Seven Trails West Associates
            -----------------------------

            The joint venture owns and operates Seven Trails West Apartments, a 532-unit apartment complex located in Ballwin, Missouri.

      f.    Cambridge Associates
            --------------------

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

      Allocations of net income and loss
      ----------------------------------

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

      Distributions
      -------------

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

4.    Related Party Transactions
      --------------------------

      The Combined Joint Ventures entered into property management agreements with affiliates of the co-venturers, cancelable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to between 4% and 5% of gross receipts, as defined in the agreements. Management fees totalling $573,000, $532,000 and $670,000 were earned by affiliates of the co-venturers for fiscal 1996, 1995 and 1994, respectively. During fiscal 1996, the management agreement of the Carriage Hill joint venture was amended to provide for the payment of 3% of the previous month's collected revenues and a deferral of 2% to be paid out of available sale or refinancing proceeds. Deferred management fees payable as of September 30, 1996 amounted to $86,000.

      Accounts payable - affiliates at September 30, 1996 and 1995 are principally management fees and reimbursements payable to property managers. Notes payable to venturers at September 30, 1996 represents operating notes provided by PWIP5 and its co-venturer to Seven Trails West Associates. Notes payable to venturers at September 30, 1995 represents operating notes provided by PWIP5 and its co-venturer to Seven Trails West Associates and Randallstown Carriage Hill Associates in the amounts of $848,000 and $118,000, respectively. Such loans generally bear interest at the prime rate and are payable only out of the respective venture's available net cash flow or sale or refinancing proceeds.

5.    Long-term Debt
      -------------

      Long-term debt at September 30, 1996 and 1995 consists of the following (in thousands):

                                                           1996        1995
                                                           ----        ----

     7.65%  mortgage note to a financial
     institution,  due in 2030. Payments
     are made in monthly installments of
     $191,   including   principal   and
     interest.   The  mortgage  note  is
     secured  by the  property  owned by
     Randallstown      Carriage     Hill
     Associates   and  is   subject   to
     certain        escrow       deposit
     requirements.  The mortgage note is
     co-insured   by  the  Secretary  of
     Housing and Urban Development (HUD)
     in accordance  with the  provisions
     of the National Housing Act and the
     laws of the State of Maryland.  The
     fair  value  of this  note  payable
     approximated  its carrying value as
     of  September  30, 1996.                          $ 27,675     $ 27,843

     8.125%  nonrecourse  mortgage  note
     secured by land and building  owned
     by   Amarillo   Bell    Associates,
     guaranteed   by  the   co-venturer.
     Payable in monthly  installments of
     $26,  including  interest,  with  a
     final   payment  of   approximately
     $2,943 due July 1,  2002.  The fair
     value   of   this   note    payable
     approximated  its carrying value as
     of September 30, 1996.                               3,250        3,293

     Wrap-around mortgage note of $5,400
     secured    by    the     Greenbrier
     Associates   property  which  bears
     interest  at 10%  payable  monthly.
     The entire  principal of $5,400 and
     any unpaid accrued  interest is due
     June 29, 1998. See discussion below
     regarding extension. The fair value
     of this note  payable  approximated
     its carrying  value as of September
     30, 1996.                                            5,400        5,400

     7.87%  nonrecourse   mortgage  note
     secured  by the Seven  Trails  West
     Associates   operating   investment
     property  bearing interest at 7.87%
     per annum.  The mortgage is payable
     in monthly installments,  including
     principal  and  interest,  of  $130
     through May 1, 2006,  at which time
     the final principal  installment of
     $13,724  plus  any  unpaid  accrued
     interest is due.  The fair value of
     this  note   payable   approximated
     $16,099 as of  September  30, 1996.                 16,927            -

                                                           1996        1995
                                                           ----        ----

     Wrap-around   deed  of   trust   of
     $14,700,000  secured  by the  Seven
     Trails  West  Associates  operating
     investment    property,     bearing
     interest   of  12%   (11%   payable
     monthly,  1% accrued and deferred).
     The entire  principal  balance  and
     deferred  interest is due  February
     1,  1996.  See   discussion   below
     regarding     1994     modification
     agreement and 1996  refinancing.                           -      14,700
                                                          -------    --------
                                                           53,252      51,236

      Less current portion                                   (461)    (14,911)
                                                         --------    --------
                                                         $ 52,791    $ 36,325
                                                         ========    ========

    Maturities of long-term debt, which is all non-recourse to the joint ventures and PWIP5, for each of the next five years and thereafter are as follows (in thousands):

            1997                   $   461
            1998                     5,897
            1999                       539
            2000                       582
            2001                       629
            Thereafter              45,144
                                   -------
                                   $53,252
                                   =======

      During fiscal 1995, an existing first mortgage loan secured by Carriage Hill, with an outstanding principal balance of approximately $26.5 million, was refinanced. The new loan, in the initial principal amount of approximately $27.9 million, has a fixed interest rate of 7.65% and a term of 35 years. The venture recognized a loss of $1,177,000 in fiscal 1995 in connection with the refinancing transaction to write off the unamortized balance of the deferred financing costs related to the prior mortgage loan. As part of this refinancing transaction, the Carriage Hill joint venture was able to secure the release from collateral of a 23-acre parcel of excess land. Title to this land, which had a carrying value of $563,000, was transferred from the joint venture to a newly formed limited liability company, Signature Partners, L.L.C. ("Signature Partners"). Signature Partners is owned by the venture partners with the same ownership interest percentages as in the Carriage Hill joint venture agreement. This land could eventually be marketed to local developers once market conditions improve. Proceeds of any such sale, if completed, would be distributed to the owners in accordance with the same priorities called for under the terms of the Carriage Hill joint venture agreement.

      In fiscal 1993, Greenbrier Associates exercised an option to extend the maturity date of its mortgage loan to June 29, 1998, at which time the entire principal and any unpaid accrued interest is due. In connection with the extension of the maturity date, deferred interest expense of $263,000 was to be paid partially with the extension, with two remaining installments of $88,000 to be paid on June 30, 1994 and 1995. As of September 30, 1995, all deferred interest had been paid.

      On April 17, 1996, the Seven Trails joint venture successfully completed the refinancing of the existing first mortgage loan secured by the Seven Trails West Apartments, reducing the annual interest rate from 12% to 7.87%. The new loan, in the initial principal amount of $17,000,000, is for a term of ten years. The proceeds of the new loan, together with a contribution of $159,000 from the joint venture, were used to pay off all obligations of the prior first mortgage loan as well as to fund all reserves and escrows required by the new lender. Because the prior mortgage loan was not repaid by February 1, 1996, the joint venture forfeited a $147,000 fee which had been paid to the prior lender in connection with a fiscal 1994 extension agreement and was to be refundable under certain conditions. As part of the new loan agreement, reserves for agreed upon repairs and future replacements aggregating approximately $209,000 were established in escrow accounts with the mortgage lender.

6.    Leases
      ------

      Minimum annual future lease revenues under noncancellable operating leases at the Bell Plaza Shopping Center (owned by Amarillo Bell Associates) as of September 30, 1996 are as follows (in thousands):

            1997                 $     790
            1998                       764
            1999                       649
            2000                       482
            2001                       437
            Thereafter               3,824
                                 ---------
                                 $   6,946
                                 =========

      Revenues from two majors tenant of the Bell Plaza Shopping Center comprised approximately 38% and 13% of the total rental revenues of Amarillo Bell Associates for the year ended September 30, 1996. The duration of these leases extend between the years 1999 and 2014 and the tenants are subject to a base rent and a percentage rent which fluctuates with sales volume.




Schedule III - Real Estate and Accumulated Depreciation

                   COMBINED JOINT VENTURES OF PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                               September 30, 1996
                                 (In thousands)
                                                                                                                      Life on which
                           Initial Cost of      Costs        Gross Amount at Which Carried at                          Depreciation
                          Partnership        Capitalized               Close of period                                  in Latest
                               Buildings     (Removed)          Buildings                                               Income
                               and          Subsequent to       and                Accumulated   Date of       Date     Statement
Description Encumbrances  Land Improvements Acquisition(1) Land Improvements Total Depreciation  Construction  Acquired is Computed
----------- ------------  ---- ------------ -------------- ---- ------------ ----- ------------  ------------- -------- ------------
COMBINED JOINT VENTURES:

Apartment Complex$27,675  $1,000   $23,633   $4,604         $1,000   $28,237   $29,237   $ 13,890    1970-73   8/30/83   5-30 yrs.
Randallstown, MD

Land                   -     563         -       38            601         -       601          -    -         6/1/95      -
Randallstown, MD

Shopping Center    3,250   1,519     6,310    1,124          1,519     7,434     8,953      2,784    1979-82   9/30/83   5-40 yrs.
Amarillo, TX

Apartment Complex  5,400     420     8,990      649            420     9,639    10,059      3,884    1964-68   6/29/84   5-30 yrs.
Indianapolis, IN

Apartment Complex
Ballwin, MO       16,927   1,710    22,131    2,252          1,710    24,837    26,547      9,986    1968-74   9/13/84   5-30 yrs.
                 ------    -----    ------   -----          ------   -------   -------   --------
Total            $53,252  $5,212   $61,064   $8,667        $ 5,250   $70,147   $75,397   $ 30,544
                 =======  ======   ======    ======        =======   =======   =======   ========

Notes
(A) The  aggregate  cost of real estate owned at September 30, 1996 for Federal income tax  purposes is approximately  $71,979,000.
(B) See Note 5 to Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                   1996               1995             1994
                                                   ----               ----             ----
      Balance at beginning of period              $73,494           $72,171           $80,879
      Acquisitions and improvements                 1,903             1,323               776
      Dispositions                                      -                 -            (9,484)
                                                  -------           -------           -------
      Balance at end of period                    $75,397           $73,494           $72,171
                                                  =======           =======           =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period              $27,928          $25,427           $25,891
      Depreciation expense                          2,616            2,501             2,669
      Dispositions                                      -                -            (3,133)
                                                  -------          -------           -------
      Balance at end of period                    $30,544          $27,928           $25,427
                                                  =======          =======           =======
