Form 10-Q
period 1996-12-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1997-02-13
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                                 BALANCE SHEETS
              December 31, 1996 and September 30, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                    December 31   September 30
                                                    -----------   ------------

Cash and cash equivalents                             $  1,723        $ 1,739
                                                      ========        =======

                        LIABILITIES AND PARTNERS' DEFICIT

Equity in losses in excess of investments and
  advances in joint ventures                          $  2,879        $ 2,971
Accounts payable and accrued expenses                       32             30
Partners' deficit                                      (1,188)         (1,262)
                                                      --------        -------
                                                      $  1,723        $ 1,739
                                                      ========        =======



                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)


                                                     General     Limited
                                                     Partner     Partners
                                                     -------     --------


Balance at September 30, 1995                       $  (198)     $    (241)
Net loss                                                 (2)          (170)
                                                    -------      ---------
Balance at December 31, 1995                        $  (200)     $    (411)
                                                    =======      =========

Balance at September 30, 1996                       $  (206)     $  (1,056)
Net income                                                1             73
                                                    -------      ---------
Balance at December 31, 1996                        $  (205)     $    (983)
                                                    =======      =========

















                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                                1996                    1995
                                                ----                    ----

Revenues:
   Interest and other income                  $    24               $      35

Expenses:
   General and administrative                      42                      69
                                              -------               ---------

Operating loss                                    (18)                    (34)

Partnership's share of ventures'
  income (losses)                                  92                    (138)
                                              -------               ---------

Net income (loss)                             $    74               $    (172)
                                              =======               =========

Net income (loss) per Limited
  Partnership Unit                            $  2.09               $   (4.87)
                                              =======               =========

The above net income (loss) per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.



























                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                           1996        1995
                                                           ----        ----
Cash flows from operating activities:
  Net income (loss)                                      $     74    $   (172)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Partnership's share of ventures' (income) losses          (92)        138
    Changes in assets and liabilities:
     Accounts payable and accrued expenses                      2         (22)
                                                         --------    --------
      Total adjustments                                       (90)        116
                                                         --------    --------
      Net cash used in operating activities                   (16)        (56)

Cash flows from investing activities:
  Distributions from joint ventures                             -          97
  Additional investments in joint ventures                      -         (28)
                                                         --------    --------
      Net cash provided by investing activities                 -          69
                                                         --------    --------

Net (decrease) increase in cash and cash equivalents          (16)         13

Cash and cash equivalents, beginning of period              1,739       1,658
                                                         --------    --------

Cash and cash equivalents, end of period                 $  1,723    $  1,671
                                                         ========    ========






















                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES FIVE
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and September 30, 1996 and revenues and expenses for the three-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

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

      Summarized operations of the joint ventures are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the three months ended December 31, 1996 and 1995
                                 (in thousands)

                                                1996                   1995
                                                ----                   ----
   Rental revenues and
     expense recoveries                        $2,962                  $2,755
   Interest and other income                      205                     211
                                               ------                  ------
                                                3,167                   2,966

   Property operating expenses                  1,249                   1,295
   Interest expense                             1,120                   1,213
   Depreciation and amortization                  670                     676
                                               ------                  ------
                                                3,039                   3,184
                                               ------                  ------
   Net income (loss)                           $  128                  $ (218)
                                               ======                  ======

   Net income (loss):
     Partnership's share of
       combined income (losses)                $   92                  $ (138)
     Co-venturers' share of
       combined income (losses)                    36                     (80)
                                               ------                  ------
                                               $  128                  $ (218)
                                               ======                  ======

3.  Related Party Transactions

      Included in general and administrative expenses for both of the three-month periods ended December 31, 1996 and 1995 is $21,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1996 and 1995 is $2,000 and $200, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

4.  Contingencies

      As discussed in more detail in the Annual Report for the year ended September 30, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     The Partnership's four remaining investment properties consist of three multi-family apartment complexes and one retail shopping center. While the current estimated market values of certain of the remaining properties are below the amounts paid for the properties at the time of the Partnership's original investments in 1983 and 1984, all of the properties currently have estimated values above their respective outstanding mortgage debt obligations. Management's strategy over the past several years has been to capitalize on the favorable market interest rate environment by refinancing the mortgage loans secured by the operating investment properties to improve cash flow and permit the reinvestment of funds for capital improvement work. Such capital improvements are aimed at preserving and enhancing the properties' market values until favorable opportunities for the sale of the properties can be achieved. With the last of the required financing transactions completed during fiscal 1996, the Partnership's management will focus on potential disposition strategies for the remaining investment properties. As a result, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

     The average occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, was 93% for the quarter ended December 31, 1996, compared to 95% last quarter. The slight decline in occupancy is attributable to a decline in the number of potential tenants looking to rent apartment units during the holiday season. The St. Louis apartment market remains strong, with no new apartment units being developed in the area or in the planning stages. The Partnership's management expects Seven Trails to benefit from the combination of a stable multi-family market and the property's strong position in the marketplace. In order to maintain the property's competitive condition, excess cash flow is being reinvested in property improvements. During the quarter, the property's management team replaced carpeting, vinyl and appliances in units on an as-needed basis and performed exterior enhancements including balcony and roof repairs and front entrance door replacements.

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

      Bell Plaza Shopping Center in Amarillo, Texas, was 99% leased as of December 31, 1996, compared to 98% at the end of the last quarter. During the first quarter, the property's leasing team signed a new three-year lease for 1,720 square feet with a cellular phone retailer. Two existing leases, comprising 7,600 square feet, are scheduled to expire during the balance of fiscal 1997. The property's leasing team expects to be able to renew these leases. Currently, the Amarillo retail market remains strong, with no new retail construction taking place. However, as previously reported, the Amarillo market may be negatively affected in the near term as Pantex, one of the area's major employers, anticipates reducing its workforce by up to 1,600 people over the next few years.

      As discussed further in the Annual Report, the fiscal 1995 refinancing of the first mortgage loan secured by the Carriage Hill Apartments reduced the venture's monthly debt service requirements and provided additional funds which have been used to make improvements to the property. These improvements included the conversion of the gas utilities to individual metering for each apartment unit. In the past, operating results have been negatively impacted by high utility costs incurred during the winter season. By transferring the utility payments to the tenants, the property management company sought to reduce and stabilize property operating expenses. This conversion has now been completed, and currently over 65% of residents already pay for their own gas. The occupancy level at the Carriage Hill Apartments, in Randallstown, Maryland, averaged 95% for the quarter ended December 31, 1996, compared to 94% for the prior quarter. With the average occupancy level stabilized and the gas conversion completed, the property's management company anticipates increasing average rental rates gradually during fiscal 1997. As part of an ongoing capital improvement program, Carriage Hill continues to offer prospective residents the option of an updated apartment unit. The updated package includes new appliances, new kitchen sinks, countertops and cabinetry hardware, as well as new bathroom vanities. So far sixteen units have been updated. These updated units are priced at an average rent 10% higher than the non-updated units. Other property improvements completed during the quarter included carpet and appliance replacement on an as-needed basis.

     Average occupancy at the Greenbrier Apartments, in Indianapolis, Indiana, was 94% during the current quarter, compared to 93% last quarter. The property's management team decreased concessions to new residents during the quarter as a result of the strong occupancy level and the gradually improving local market conditions. Property improvements completed during the quarter included the typical carpet and appliance replacements on an as-needed basis, exterior carpet replacement at the clubhouse and laundry room area, some roof repairs and landscaping. During the next quarter, the property's management team expects to update clubhouse interior finishes. Greenbrier continues to produce excess cash flow after the payment of operating expenses, debt service payments to the lender and capital costs. The current mortgage debt of $5.4 million bears interest at 10% per annum and is not scheduled to mature until June 1998. Because of the potential for a sale of the property prior to the June 1998 maturity date, as well as increases in mortgage interest rate levels which occurred during fiscal 1996, management has decided to defer any immediate refinancing plans.

     At December 31, 1996, the Partnership had cash and cash equivalents of $1,723,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, as necessary, related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      The Partnership reported net income of $74,000 for the three-month period ended December 31, 1996, as compared to a net loss of $172,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is that the Partnership's share of ventures' operations improved by $230,000. The favorable change in the Partnership's share of ventures' operations is mainly attributable to an increase in combined rental revenues and expense recoveries of $207,000 and decreases in interest expense and property operating expenses of $93,000 and $46,000, respectively. Rental revenues and expense recoveries increased mainly due to significant increases in average occupancy levels for the current quarter at the Bell Plaza and Carriage Hill properties when compared to the same period in the prior year. The decrease in interest expense is mainly due to the April 1996 refinancing of the debt secured by the Seven Trails Apartments, as discussed further above. Property operating expenses decreased mainly due to a decrease in repairs and maintenance expenses at the Seven Trails Apartments. The decline in repairs and maintenance expenses is mainly due the completion of a major capital improvement program in the prior year.

      A decrease in the Partnership's operating loss of $16,000 also contributed to the favorable change in net operating results for the three months ended December 31, 1996. The decrease in the Partnership's operating loss is the result of a decline in general and administrative expenses. General and administrative expenses declined by $27,000 due to a reduction in certain required professional services during the current three-month period.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

         The status of the litigation involving the Partnership's General Partners and their affiliates remains unchanged from what was reported in the Annual Report on Form 10-K for the year ended September 30, 1996.

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

                       PAINE WEBBER INCOME PROPERTIES FIVE
                               LIMITED PARTNERSHIP


                        By: FIFTH INCOME PROPERTIES FUND, INC.
                            Managing General Partner



                        By:/s/ Walter V. Arnold
                           --------------------
                           Walter V. Arnold
                           Senior Vice President and Chief
                           Financial Officer


Date:  February 12, 1997