Form 10-Q
period 1997-03-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1997-05-14
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                BALANCE SHEETS
              March 31, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                      March 31   September 30
                                                      --------   ------------

Cash and cash equivalents                             $  1,739      $ 1,739
                                                      ========      =======

                       LIABILITIES AND PARTNERS' DEFICIT

Equity in losses in excess of investments and
  advances in joint ventures                          $  2,911      $ 2,971
Accounts payable and accrued expenses                       23           30
Partners' deficit                                       (1,195)      (1,262)
                                                      --------      -------
                                                      $  1,739      $ 1,739
                                                      ========      =======



                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                     General      Limited
                                                     Partner      Partners
                                                     -------      --------


Balance at September 30, 1995                       $  (198)     $    (241)
Net loss                                                 (4)          (388)
                                                    -------      ---------
Balance at March 31, 1996                           $  (202)     $    (629)
                                                    =======      =========

Balance at September 30, 1996                       $  (206)     $  (1,056)
Net income                                                1             66
                                                    -------      ---------
Balance at March 31, 1997                           $  (205)     $    (990)
                                                    =======      =========

















                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1997 and 1996
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended       Six Months Ended
                                        March 31,                March 31,
                                   -------------------     ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----


Revenues:
   Interest and other income        $  23     $    22      $    47     $   57

Expenses:
   General and administrative          49          61           91         130
                                    -----     -------      -------     -------

Operating loss                        (26)        (39)        (44)        (73)

Partnership's share of ventures'
 income (losses)                       19        (181)        111        (319)
                                    -----     -------      ------      -------

Net income (loss)                   $  (7)    $  (220)     $   67      $ (392)
                                    =====     =======      ======      ======

Net income (loss) per Limited
 Partnership Unit                  $(0.19)    $ (6.24)     $ 1.90      $(11.11)
                                   ======     =======      ======      =======


The above net income (loss) per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.



























                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income (loss)                                      $     67     $  (392)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Partnership's share of ventures' income (losses)         (111)        319
    Changes in assets and liabilities:
     Accounts payable and accrued expenses                     (7)        (18)
                                                         --------     --------
      Total adjustments                                      (118)        301
                                                         --------     --------

      Net cash used in operating activities                  (51)        (91)

Cash flows from investing activities:
  Distributions from joint ventures                           65         200
  Additional investments in joint ventures                   (14)       (518)
                                                        --------     -------

     Net cash provided by (used in)
       investing activities                                   51        (318)
                                                        --------     -------

Net decrease in cash and cash equivalents                      -        (409)

Cash and cash equivalents, beginning of period             1,739       1,658
                                                        --------     -------

Cash and cash equivalents, end of period                $  1,739     $ 1,249
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and September 30, 1996 and revenues and expenses for the three- and six-month periods ended March 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

      Included in general and administrative expenses for the six-month periods ended March 31, 1997 and 1996 is $42,000 and $43,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1997 and 1996 is $2,000 and $400, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3. Investments in Joint Ventures

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

           Summarized operations of the joint ventures are as follows:

                     CONDENSED COMBINED SUMMARY OF OPERATION
           For the three and six months ended March 31, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended       Six Months Ended
                                         March 31,               March 31,
                                   ------------------      ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Rental revenues and
     expense recoveries            $2,941      $2,795      $5,952      $5,595
   Interest and other income          149         157         305         323
                                   ------      ------      ------      ------
                                    3,090       2,952       6,257       5,918

   Property operating expenses      1,352       1,448       2,601       2,749
   Interest expense                 1,121       1,243       2,241       2,461
   Depreciation and amortization      669         631       1,339       1,296
                                   ------      ------      ------      ------
                                    3,142       3,322       6,181       6,506
                                   ------      ------      ------      ------

   Net income (loss)               $  (52)     $ (370)     $   76      $ (588)
                                   ======      ======      ======      ======

   Net income (loss):
     Partnership's share of
       combined income (losses)    $   19      $ (181)     $  111      $ (319)
     Co-venturers' share of
       combined income (losses)       (71)       (189)        (35)       (269)
                                   ------      ------      ------      ------
                                   $  (52)     $ (370)     $   76      $ (588)
                                   ======      ======      ======      ======

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

      The average occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, was 94% for the quarter ended March 31, 1997, compared to 93% for the prior quarter. The St. Louis apartment market remains strong, with no new apartment units currently being developed in the sub-market in which Seven Trails is located. The Partnership's management expects Seven Trails to benefit from the combination of a stable multi-family market and the property's strong position in the marketplace. In order to maintain the property's competitive condition, excess cash flow is being reinvested in property improvements. During the quarter, the property's management team completed property improvements which included replacing balconies, roof repairs and miscellaneous exterior repairs. In addition, carpets, vinyl, refrigerators, stoves and dishwashers were replaced in units on an as needed basis. Property improvements scheduled for the balance of the fiscal year will include more balcony replacements and roof repairs, painting of building exteriors and hallways, pool repairs and replacement of an exterior retaining wall.

     Bell Plaza Shopping Center in Amarillo, Texas, was 99% leased as of March 31, 1997, unchanged from the prior quarter. Two lease extensions were successfully negotiated with existing tenants during the quarter, one with a discount golf retailer which occupies 4,400 square feet and the other with a discount shoe store which occupies 3,200 square feet. There are no scheduled lease expirations during the balance of fiscal 1997. Two tenants occupying approximately 1,740 and 1,497 square feet vacated the shopping center in January. Both tenants are expected to continue to pay rent until their space is re-leased. The property's leasing team is generating a list of potential tenants to prospect for the vacant space. Management plans to explore the potential for a sale of the Bell Plaza property during the second half of fiscal 1997. There are no assurances, however, that any sale transaction will be consummated in the near term.

      The occupancy level at the Carriage Hill Apartments, in Randallstown, Maryland, averaged 93% for the quarter ended March 31, 1997, compared to 95% for the prior quarter. As discussed further in the Annual Report, the fiscal 1995 refinancing of the first mortgage loan secured by the Carriage Hill Apartments reduced the venture's monthly debt service requirements and provided additional funds which have been used to make improvements to the property. These improvements included the conversion of the gas utilities to individual metering for each apartment unit. In the past, operating results have been negatively impacted by high utility costs incurred during the winter season. By transferring the utility payments to the tenants, the property management company sought to reduce and stabilize property operating expenses. With the average occupancy level stabilized and the gas conversion completed, the property's management company anticipates increasing average rental rates gradually during fiscal 1997. As part of an ongoing capital improvement program, Carriage Hill continues to offer prospective residents the option of an updated apartment unit. The updated package includes new appliances, new kitchen sinks, countertops and cabinetry hardware, as well as new bathroom vanities. These updated units are priced at an average rent 10% higher than the non-updated units.

     Average occupancy at the Greenbrier Apartments, in Indianapolis, Indiana, was 92% during the current quarter, compared to 94% last quarter. No further rental rate increases were implemented at the property during the second quarter due to the increase in vacancy. Property improvements during the quarter included replacement of carpeting, countertops and appliances in units as they turned over. Property improvements planned for next quarter include landscaping, asphalt repairs, replacement of two exterior water heaters and replacement of perimeter fences.

     At March 31, 1997, the Partnership had cash and cash equivalents of $1,739,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, as necessary, related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1997
---------------------------------

     The Partnership reported a net loss of $7,000 for the three-month period ended March 31, 1997, as compared to a net loss of $220,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is that the Partnership's share of ventures' operations improved by $200,000 for the current three-month period. The favorable change in the Partnership's share of ventures' operations is mainly attributable to an increase in combined rental revenues and expense recoveries of $146,000 and decreases in interest expense and property operating expenses of $122,000 and $96,000, respectively. Rental revenues and expense recoveries increased mainly due to significant increases in average occupancy levels for the current quarter at the Bell Plaza and Carriage Hill properties when compared to the same period in the prior year. Increases in effective rental rates at the Greenbrier and Seven Trails properties also contributed to the increase in rental revenues for the current three-month period. The decrease in interest expense is mainly due to the April 1996 refinancing of the debt secured by the Seven Trails Apartments which reduced the annual interest rate on the property's mortgage debt from 12% to 7.87%. Property operating expenses decreased mainly due to a decrease in utilities expense at the Carriage Hill property. Utilities expense decreased primarily as a result of completing the conversion of the utilities at the Carriage Hill Apartments to individual metering, as discussed further above.

      A decrease in the Partnership's operating loss of $13,000 also contributed to the favorable change in net operating results for the three months ended March 31, 1997. The decrease in the Partnership's operating loss is mainly the result of a decline in general and administrative expenses. General and administrative expenses declined by $12,000 primarily due to a reduction in certain professional fees for the current three-month period.

Six Months Ended March 31, 1997
-------------------------------

     The Partnership reported net income of $67,000 for the six-month period ended March 31, 1997, as compared to a net loss of $392,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is that the Partnership's share of ventures' operations improved by $430,000 for the current six-month period. The favorable change in the Partnership's share of ventures' operations is mainly attributable to an increase in combined rental revenues and expense recoveries of $357,000 and decreases in interest expense and property operating expenses of $220,000 and $148,000, respectively. Rental revenues and expense recoveries increased mainly due to significant increases in average occupancy levels at the Bell Plaza and Carriage Hill properties when compared to the same period in the prior year. Increases in effective rental rates at the Greenbrier and Seven Trails properties also contributed to the increase in rental revenues for the current six-month period. The decrease in interest expense is mainly due to the April 1996 refinancing of the debt secured by the Seven Trails Apartments, as discussed further above. Property operating expenses decreased mainly due to a reduction in utilities expense at the Carriage Hill property primarily as a result of the utilities conversion discussed further above.

      A decrease in the Partnership's operating loss of $29,000 also contributed to the favorable change in net operating results for the six months ended March 31, 1997. The decrease in the Partnership's operating loss is mainly the result of a decline in general and administrative expenses. General and administrative expenses decreased by $39,000 primarily due to a reduction in certain professional fees for the current six-month period.

                                   PART II
                              Other Information



Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. Based on the settlement agreement discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of this matter will have a material impact on the Partnership's financial statements, taken as a whole.

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

                     PAINE WEBBER INCOME PROPERTIES FIVE
                             LIMITED PARTNERSHIP


                     By: FIFTH INCOME PROPERTIES FUND, INC.
                           Managing General Partner



                        By: /s/ Walter V. Arnold
                            --------------------
                           Walter V. Arnold
                           Senior Vice President and Chief
                           Financial Officer


Date:  May 13,  1997