Form 10-Q
period 1997-06-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1997-08-14
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from _______to _____.


                       Commission File Number: 0-12087


             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            04-2780287
             --------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


265 Franklin Street, Boston, Massachusetts                              02110
------------------------------------------                              -----
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No |_|.

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                BALANCE SHEETS
               June 30, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                      June 30     September 30
                                                      -------     ------------

Cash and cash equivalents                             $  1,687      $ 1,739
                                                      ========      =======

                       LIABILITIES AND PARTNERS' DEFICIT

Equity in losses in excess of investments and
  advances in joint ventures                          $  2,795      $ 2,971
Accounts payable and accrued expenses                       41           30
Partners' deficit                                       (1,149)      (1,262)
                                                      --------      -------
                                                      $  1,687      $ 1,739
                                                      ========      =======



                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                     General      Limited
                                                     Partner      Partners
                                                     -------      --------


Balance at September 30, 1995                       $  (198)     $    (241)
Net loss                                                 (6)          (578)
                                                    -------      ---------
Balance at June 30, 1996                            $  (204)     $    (819)
                                                    =======      =========

Balance at September 30, 1996                       $  (206)     $  (1,056)
Net income                                                1            112
                                                    -------      ----------
Balance at June 30, 1997                            $  (205)     $    (944)
                                                    =======      =========















                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended        Nine Months Ended
                                        June 30,                 June 30,
                                 -------------------      -------------------
                                    1997        1996         1997       1996
                                    ----        ----         ----       ----

Revenues:
   Interest and other income       $   24     $   19        $   71    $    76

Expenses:
   General and administrative          94         55           185        185
                                   ------     ------        ------    -------

Operating loss                        (70)      (36)          (114)      (109)

Partnership's share of
  ventures' income (losses)           116      (156)           227       (475)
                                   ------     -----         ------    -------

Net income (loss)                  $   46     $(192)        $  113    $  (584)
                                   ======     =====         ======    =======

Net income (loss) per Limited
  Partnership Unit                 $ 1.31    $(5.44)        $ 3.21    $(16.55)
                                   ======    ======         ======    =======



The above net income (loss) per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.


























                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income (loss)                                      $    113    $   (584)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Partnership's share of ventures' income (losses)         (227)        475
    Changes in assets and liabilities:
     Accounts payable and accrued expenses                     11         (15)
                                                         --------    --------
      Total adjustments                                      (216)        460
                                                         --------    --------
      Net cash used in operating activities                  (103)       (124)

Cash flows from investing activities:
  Distributions from joint ventures                            65         833
  Additional investments in joint ventures                    (14)       (628)
                                                         --------    --------
      Net cash provided by investing activities                51         205
                                                         --------    --------

Net (decrease) increase in cash and cash equivalents          (52)         81

Cash and cash equivalents, beginning of period              1,739       1,658
                                                         --------    --------

Cash and cash equivalents, end of period                 $  1,687    $  1,739
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and September 30, 1996 and revenues and expenses for the three- and nine-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

      Included in general and administrative expenses for the nine-month periods ended June 30, 1997 and 1996 is $64,000 and $65,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $5,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      Summarized operating results of the joint ventures for the three and nine months ended June 30, 1997 and 1996 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended      Nine Months Ended
                                        June 30,                June 30,
                                   ------------------      -----------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Rental revenues and
     expense recoveries            $2,948      $2,884      $8,900      $8,479
   Interest and other income          143         173         448         496
                                   ------      ------      ------      ------
                                    3,091       3,057       9,348       8,975

   Property operating expenses      1,176       1,367       3,757       4,105
   Interest expense                 1,121       1,263       3,362       3,736
   Depreciation and amortization      670         653       2,029      1,948
                                   ------      ------      ------      ------
                                    2,967       3,283       9,148       9,789
                                   ------      ------      ------      ------
   Net income (loss)               $  124      $ (226)     $  200      $ (814)
                                   ======      ======      ======      ======

   Net income (loss):
     Partnership's share of
       combined net income
       (losses)                    $  116      $ (156)     $  227      $ (475)
     Co-venturers' share of
       combined net income
       (losses)                         8         (70)        (27)       (339)

                                   ------      ------      ------      ------
                                   $  124      $ (226)     $  200      $ (814)
                                   ======      ======      ======      ======

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      The Partnership's four remaining investment properties consist of three multi-family apartment complexes and one retail shopping center. While the current estimated market values of certain of the remaining properties are below the amounts paid for the properties at the time of the Partnership's original investments in 1983 and 1984, all of the properties currently have estimated values above their respective outstanding mortgage debt obligations. Management's strategy over the past several years has been to capitalize on the favorable market interest rate environment by refinancing the mortgage loans secured by the operating investment properties to improve cash flow and permit the reinvestment of funds for capital improvement work. Such capital improvements are aimed at preserving and enhancing the properties' market values until favorable opportunities for the sale of the properties can be achieved. With the last of the required financing transactions completed during fiscal 1996, the Partnership's management is focusing on potential disposition strategies for the remaining investment properties. As a result, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

     Bell Plaza Shopping Center in Amarillo, Texas, was 99% leased as of June 30, 1997, unchanged from the prior quarter. However, two tenants that closed their operations in the Center in January 1997, with leases totalling 3,237 square feet, are no longer meeting their contractual rental obligations. As a result, the property's management team is actively pursuing collection of all unpaid rent and has been in discussions with several prospective tenants to lease the vacant space. The property's leasing team is also working on renewals of two leases, totalling 4,793 square feet, that expire in the next 12 months. As previously reported, the Partnership had been exploring the potential for a sale of the Bell Plaza Shopping Center property. However, based on discussions with local and regional brokers specializing in retail properties, the Partnership and its co-venture partner have decided not to pursue a near-term sale at this time. In light of current market conditions, both the Partnership and the co-venturer believe that it would be in their best interests to continue to work on improving the tenant mix and cash flow at Bell Plaza before positioning the property for a sale.

      The average occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, was 94% for the quarter ended June 30, 1997, unchanged from the prior quarter and down slightly from the 96% average for the same period one year ago. The St. Louis apartment market remains strong, with no new apartment units currently being developed in the sub-market in which Seven Trails is located. The Partnership's management expects Seven Trails to benefit from the combination of a stable multi-family market and the property's strong position in the marketplace. In order to maintain the property's competitive condition, excess cash flow is being reinvested in property improvements. Carpets, vinyl, refrigerators, stoves and dishwashers are being replaced in units on an as needed basis. Property improvements scheduled to be completed in fiscal 1997 will include balcony replacements and roof repairs, painting of building exteriors and hallways, pool repairs and replacement of an exterior retaining wall.

      The occupancy level at the Carriage Hill Apartments, in Randallstown, Maryland, averaged 92% for the quarter ended June 30, 1997, compared to 93% for the prior quarter and 89% for the same period in the prior year. As discussed further in the Annual Report, the fiscal 1995 refinancing of the first mortgage loan secured by the Carriage Hill Apartments reduced the venture's monthly debt service requirements and provided additional funds which have been used to make improvements to the property. These improvements included the conversion of the gas utilities to individual metering for each apartment unit. In the past, operating results have been negatively impacted by high utility costs incurred during the winter season. By transferring the utility payments to the tenants, the property management company sought to reduce and stabilize property operating expenses. This conversion was completed in fiscal year 1996 and 72% of the residents currently pay for their individual gas usage. Until recently, residents have had the option upon renewal of their leases to lower their current monthly rental rate and begin paying their own gas bill or to continue with landlord-paid gas and accept a rental rate increase. However, in order to have all residents paying for individual gas usage by the end of fiscal year 1998, any tenant with landlord-paid gas who renews their lease after October 1, 1997 will now pay their own utility costs.

      Average occupancy at the Greenbrier Apartments, in Indianapolis, Indiana, was 88% during the quarter ended June 30, 1997, compared to 92% for the prior quarter and 91% for the same period in the prior year. The property's leasing and management team attributes the current softness in this market primarily to tenants moving to purchase homes. The property's management team has been forced to match the leasing concessions of its competition by offering one month's free rent to new tenants. Rental rate increases will not be implemented until occupancy levels improve.

      At June 30, 1997, the Partnership had cash and cash equivalents of $1,687,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, as necessary, related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

      The Partnership reported net income of $46,000 for the three-month period ended June 30, 1997, as compared to a net loss of $192,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is that the Partnership's share of ventures' operations improved by $272,000 for the current three-month period. The favorable change in the Partnership's share of ventures' operations is mainly attributable to decreases in combined property operating expenses and interest expense of $191,000 and $142,000, respectively, and an increase in combined rental revenues and expense recoveries of $64,000. Property operating expenses decreased mainly due to a reduction in utilities expense at the Carriage Hill property primarily as a result of the utilities conversion discussed further above and a decrease in repairs and maintenance at the Seven Trails Apartments. The decrease in interest expense is mainly due to the April 1996 refinancing of the debt secured by the Seven Trails Apartments, which significantly lowered the venture's debt service costs. Rental revenues and expense recoveries increased mainly due to increases in effective rental rates at the Seven Trails Apartments and an increase in average occupancy at the Carriage Hill Apartments when compared to the same period in the prior year.

      A $34,000 increase in the Partnership's operating loss partially offset the favorable change in the Partnership's share of ventures' operations for the three months ended June 30, 1997. The Partnership's operating loss increased mainly due to a $39,000 increase in general and administrative expenses. General and administrative expenses increased mainly due to changes in the timing of certain recurring professional services.

Nine Months Ended June 30, 1997
-------------------------------

      The Partnership reported net income of $113,000 for the nine-month period ended June 30, 1997, as compared to a net loss of $584,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is that the Partnership's share of ventures' operations improved by $702,000 for the current nine-month period. The favorable change in the Partnership's share of ventures' operations is mainly attributable to an increase in combined rental revenues and expense recoveries of $421,000 and decreases in interest expense and property operating expenses of $374,000 and $348,000, respectively. Rental revenues and expense recoveries increased mainly due to significant increases in average occupancy levels at the Carriage Hill and Bell Plaza properties when compared to the same period in the prior year. Increases in effective rental rates at the Seven Trails and Carriage Hill properties also contributed to the increase in rental revenues for the current nine-month period. The decrease in interest expense is mainly due to the April 1996 refinancing of the debt secured by the Seven Trails Apartments, which significantly lowered the venture's debt service costs. Property operating expenses decreased mainly due to a reduction in utilities expense at the Carriage Hill property primarily as a result of the utilities conversion discussed further above.

      A slight increase in the Partnership's operating loss of $5,000 partially offset the favorable change in the Partnership's share of ventures' operations for the nine months ended June 30, 1997. The Partnership's operating loss increased mainly due to a $10,000 decrease in other income during the current nine-month period. Other income decreased due to a non-recurring refund of a prior period expense received during the nine months ended June 30, 1996. A $5,000 increase in interest income partially offset the decrease in other income. Interest income increased due to a small increase in the Partnership's average outstanding cash balances during the current nine-month period.

                                   PART II
                              Other Information



Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. Based on the settlement agreement discussed above covering all of the outstanding shareholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of this matter will have a material impact on the Partnership's financial statements, taken as a whole.

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


Date:  August 14, 1997