Form 10-K405
period 1997-09-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-02-23
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1997

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from _____ to _______.

Commission File Number:  0-12087

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                  04-2780287
----------------------                                      ------------------
(State of organization)                                       (I.R.S.Employer
                                                            Identification No.)

265 Franklin Street, Boston, Massachusetts                        02110
--------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:  (617) 439-8118
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
Title of each class                                       on which registered
-------------------                                       -------------------
     None                                                        None

Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                    -------------------------------------
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                 Part IV
May 26, 1983, as supplemented

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
                                1997 FORM 10-K

                              TABLE OF CONTENTS

Part I                                                                   Page
------                                                                   ----

Item  1     Business                                                       I-1

Item  2     Properties                                                     I-3

Item  3     Legal Proceedings                                              I-3

Item  4     Submission of Matters to a Vote of Security Holders            I-4


Part  II
--------

Item  5     Market for the Partnership's Limited Partnership Interests
               and Related Security Holder Matters                        II-1

Item  6     Selected Financial Data                                       II-1

Item  7     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  II-2

Item  8     Financial Statements and Supplementary Data                   II-7

Item  9     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                   II-7


Part III
--------

Item  10    Directors and Executive Officers of the Partnership          III-1

Item  11    Executive Compensation                                       III-2

Item  12    Security Ownership of Certain Beneficial Owners
               and Management                                            III-3

Item  13    Certain Relationships and Related Transactions               III-3


Part  IV
--------

Item  14    Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                   IV-1

Signatures                                                                IV-2

Index to Exhibits                                                         IV-3

Financial Statements and Supplementary Data                        F-1 to F-28

    This Form 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-5 of this Form 10-K.

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, which consisted of four multi-family apartment complexes and one retail shopping center. As discussed further below, through September 30, 1997 one of the Partnership's original investments had been sold. As of September 30, 1997, the Partnership owned interests in operating investment properties through joint venture partnerships as set forth in the following table:


Name of Joint Venture                                Date of
Name and Type of Property                            Acquisition      Type of
Location                                 Size        of Interest      Ownership (1)
-------------------------------------    ----        -------------    -------------------------

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

      Through September 30, 1997, the Limited Partners had received cumulative cash distributions totalling approximately $18,047,000, or approximately $542 per original $1,000 investment for the Partnership's earliest investors, of which approximately $7,720,000, or $284 per original $1,000 investment, represents net proceeds from a refinancing of the Carriage Hill Apartments in 1987 and approximately $2,200,000, or $63 per original $1,000 investment, represents the distributed portion of the net proceeds from the sale of the Cambridge Apartments in 1994. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. The Partnership suspended the payment of regular quarterly distributions of excess net cash flow in fiscal 1988. As of September 30, 1997, the Partnership retains its ownership interest in four of its five original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and market value of the Partnership's retail shopping center investment.

      All of the remaining properties in which the Partnership has an interest are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in most markets over the past several years. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates, tenant mix and tenant improvement allowances.

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

Item 2. Properties

      As of September 30, 1997, the Partnership owned interests in four operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                         Percent Occupied At
                              --------------------------------------------------
                                                                       Fiscal
                                                                       1997
                              12/31/96   3/31/97    6/30/97   9/30/97  Average
                              --------   -------    -------   -------  -------

Carriage Hill Village
  Apartments                   95%        93%        92%       95%       94%

Bell Plaza Shopping Center     99%        99%        99%       99%       99%

Greenbrier Apartments          94%        92%        88%       87%       90%

Seven Trails West Apartments   93%        94%        94%       92%       93%

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      Based on the settlement agreement discussed above covering all of the outstanding unitholder litigation, the resolution of this matter will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1997 there were 2,244 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      No distributions were made to the Limited Partners during fiscal 1997.

Item 6.  Selected Financial Data

             Paine Webber Income Properties Five Limited Partnership
        For the years ended September 30, 1997, 1996, 1995, 1994 and 1993
                       (In thousands except per Unit data)

                                            Years  Ended September 30,
                             ---------------------------------------------------
                                1997       1996      1995      1994     1993
                                ----       ----      ----      ----     ----

Revenues                     $    98     $    90   $   106   $    87   $     21

Operating loss               $  (138)    $  (132)  $  (207)  $  (262)  $   (183)

Partnership's share of
  ventures' income (losses)  $   213     $  (691)  $(1,182)  $  (995)  $   (860)

Partnership's share of gain on
  sale of operating investment
  property                         -           -         -   $  3,174         -

Net income (loss)            $    75     $  (823)  $(1,389)  $  1,917  $ (1,043)

Net income (loss) per Limited
  Partnership Unit           $  2.13     $(23.33)  $(39.37)  $  54.36  $ (29.57)

Cash distributions from sale,
  refinancing or other
  disposition transactions
  per Limited
  Partnership Unit                 -           -         -   $  63.00         -

Total assets                 $ 2,165     $ 1,739   $ 1,658   $  1,836  $  1,280

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

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

      The Partnership's four remaining investment properties consist of three multi-family apartment complexes and one retail shopping center. While the current estimated market values of certain of the remaining properties are below the amounts paid for the properties at the time of the Partnership's original investment in 1983 and 1984, all of the properties have estimated values above their respective outstanding mortgage debt obligations. Management's strategy over the past several years has been to capitalize on the favorable market interest rate environment by refinancing the mortgage loans secured by the operating investment properties to improve cash flow and permit the reinvestment of funds for capital improvement work. Such capital improvements are aimed at preserving and enhancing the properties' market values while the respective local economies and market conditions improve until favorable opportunities for the sale of the properties can be achieved. With the last of the required financing transactions completed during fiscal 1996, the Partnership is now focusing on potential disposition strategies for the remaining investment properties. Depending on the availability of favorable sales opportunities, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

      Bell Plaza Shopping Center in Amarillo, Texas, was 99% leased as of September 30, 1997, unchanged from the prior quarter and up from 98% as of September 30, 1996. However, two tenants that closed their operations in the Center in January 1997, with leases totalling 3,237 square feet, are no longer meeting their contractual rental obligations. As a result, the property's management team is actively pursuing the available legal remedies to collect the unpaid rent. During the first quarter of fiscal 1997, the property's leasing team signed a new three-year lease for 1,720 square feet with a cellular phone retailer. Also, two lease extensions were successfully negotiated with existing tenants during the third quarter, one with a discount golf retailer which occupies 4,400 square feet and the other with a discount shoe store which occupies 3,200 square feet. In addition, during the fourth quarter the property's leasing team signed a lease for approximately 1,500 square feet to replace one of the stores that closed its operations in January. Only two leases totalling approximately 5,000 square feet, or approximately 4% of the Center's total leasable area, come up for renewal during fiscal year 1998. As previously reported, the Partnership had been exploring the potential for a sale of the Bell Plaza Shopping Center. However, based on discussions with local and regional brokers specializing in retail properties, the Partnership and its co-venture partner have decided not to pursue a near-term sale at this time. In light of current market conditions, both the Partnership and the co-venturer believe that it would be in their best interests to continue to work on improving the tenant mix and cash flow of the property before pursuing sale strategies for Bell Plaza.

      The occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, averaged 93% for fiscal 1997, compared to 96% for the prior year. During the year, the property's management team decided to match the leasing concessions given by other apartment properties due to softness in the local market by offering one-half month's free rent to new tenants. In order to improve Seven Trails' competitive position in the local market, the property's cash flow, after the payment of debt service, was reinvested in improvements throughout most of fiscal 1997. In addition to the replacement of carpeting, vinyl flooring and appliances in units as needed, exterior repairs were made to several balconies and roofs. As a result of these ongoing improvements, higher than expected rental rate increases were implemented at the property. Further rental rate increases are planned for early fiscal year 1998. As a result of these rental rate increases, the Seven Trails joint venture has begun to produce excess net cash flow. In the fourth quarter of fiscal 1997, the Partnership received a distribution of $70,000 from the Seven Trails joint venture, and subsequent to year-end the Partnership received another distribution of approximately $173,000.

      The occupancy level at the Carriage Hill Apartments, an 806-unit complex in Randallstown, Maryland, averaged 94% for the year ended September 30, 1997, compared to 89% for the prior year. The increase in the property's average occupancy level is largely attributable to the stabilization of the tenant move-outs which resulted from the implementation of a program to transfer the utility costs to the tenants during fiscal 1996. As previously reported, the fiscal 1995 refinancing of the first mortgage loan secured by the Carriage Hill Apartments reduced the venture's monthly debt service requirements and provided additional funds which have been used to make improvements to the property. These improvements included the conversion of the gas utilities to individual metering for each apartment unit. In the past, operating results have been negatively impacted by high utility costs incurred during the winter season. By transferring the utility payments to the tenants, the property management company sought to reduce and stabilize property operating expenses. This conversion was completed in fiscal year 1996 and 88% of the residents currently pay for their individual gas usage. Until recently residents have had the option upon renewal of their leases to lower their current monthly rental rate and begin paying their own gas bill or to continue with landlord-paid gas and accept a rental rate increase. However, in order to have all residents paying for individual gas usage by the end of fiscal year 1998, any tenant with landlord-paid gas who renews their lease after October 1, 1997 will now pay their own utility costs. The property's leasing team continues to offer prospective residents the option of renting an updated apartment unit. So far, 26 units have been updated and leased at higher rental rates. These 26 apartment units are priced at an additional monthly rent of $75 per apartment, which is an average increase in excess of 10% over the original rent.

      Average occupancy at the Greenbrier Apartments, in Indianapolis, Indiana, was 90% for fiscal 1997, compared to 92% for the prior year. The property's management team has been forced to match the leasing concessions of its competition by offering one month's free rent to new tenants. The property's leasing and management team attributes the current softness in this market primarily to tenants moving to purchase homes. Rental rate increases will not be implemented until occupancy levels improve. Because the first mortgage loan secured by Greenbrier Apartments is scheduled to mature on June 29, 1998, the Partnership and its joint venture partner have begun to review both refinancing and sale opportunities. It is highly likely the property will be marketed for sale during fiscal 1998 and if satisfactory offers to purchase the property are received, Greenbrier would be sold. Should the Partnership's joint venture be unable to obtain a satisfactory sale price, the current first mortgage loan would be refinanced. While, given current market conditions, management is optimistic regarding the prospects for refinancing the venture's $5.4 million first mortgage loan, there are no assurances that either a sale or refinancing will be completed.

     At September 30, 1997, the Partnership had cash and cash equivalents of $2,165,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, if necessary, related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

      The Partnership reported net income of $75,000 for the year ended September 30, 1997, as compared to a net loss of $823,000 for the same period in the prior year. This favorable change of $898,000 in net operating results is primarily due to a favorable change of $904,000 in the Partnership's share of ventures' income (losses). The favorable change in the Partnership's share of ventures' operations is mainly attributable to an increase in combined rental revenues and expense recoveries of $416,000 and decreases in interest expense and property operating expenses of $452,000 and $547,000, respectively. Rental revenues and expense recoveries increased mainly due to significant increases in average occupancy levels at the Carriage Hill and Bell Plaza properties when compared to the same period in the prior year. As noted above, the average occupancy level at the Carriage Hill Apartments improved from 89% for fiscal 1996 to 94% for fiscal 1997. The average leasing level at the Bell Plaza Shopping Center increased to 99% for fiscal 1997 from a level of 93% for the prior fiscal year. Increases in effective rental rates at the Seven Trails and Carriage Hill properties also contributed to the increase in rental revenues. The decrease in interest expense is mainly due to the April 1996 refinancing of the debt secured by the Seven Trails Apartments, which significantly lowered the venture's debt service costs. Property operating expenses decreased partly due to a reduction in utilities expense at the Carriage Hill property which was mainly a result of the utilities conversion discussed further above. In addition, repairs and maintenance costs declined significantly at the Seven Trails and Greenbrier properties in fiscal 1997.

     A slight increase in the Partnership's operating loss of $6,000 partially offset the favorable change in the Partnership's share of ventures' operations for fiscal 1997. The Partnership's operating loss increased due to an increase in general and administrative expenses. General and administrative expenses increased mainly due to an increase in certain required professional fees. An $8,000 increase in interest income partially offset the increase in general and administrative expenses. Interest income increased due to an increase in the Partnership's average outstanding cash balances during fiscal 1997.

1996 Compared to 1995
----------------------

      The Partnership reported a net loss of $823,000 for fiscal 1996 as compared to a net loss of $1,389,000 for fiscal 1995. The primary reason for this favorable change in net operating results was that the Carriage Hill joint venture recognized an extraordinary loss on the early extinguishment of debt during fiscal 1995 of approximately $1,177,000 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with a June 1995 refinancing transaction. The Partnership's share of this loss was approximately $471,000. Excluding this non-recurring charge during fiscal 1995, the Partnership's share of ventures' losses decreased by $20,000 when compared to the prior year. This decrease was mainly attributable to a $503,000 increase in combined revenues from the four joint ventures. Combined revenues increased largely due to improved occupancy and rental rates at the Seven Trails West and Greenbrier Apartments. Revenues were also higher at the Bell Plaza Shopping Center in fiscal 1996 due to certain leasing improvements. In addition, combined interest expense decreased by $261,000 as a result of the lower interest rates on the debts secured by the Carriage Hill Apartments and the Bell Plaza Shopping Center, which were refinanced in fiscal 1995, and on the debt secured by the Seven Trails Apartments, which was refinanced in fiscal 1996. The increase in rental revenues and decrease in interest expense were partially offset by increases in combined property operating expenses and depreciation and amortization of $634,000 and $122,000, respectively. Property operating expenses increased primarily due to higher utility costs at the Carriage Hill Apartments resulting from more severe weather conditions during fiscal 1996. As noted above, during fiscal 1996 the venture completed the process of converting the utilities at Carriage Hill Apartments to individual metering. This conversion was undertaken in order to reduce the venture's future exposure to fluctuations in utility charges caused by extreme weather conditions. Depreciation and amortization expense increased at all of the joint ventures, except for Carriage Hill, during fiscal 1996 due to capital improvements, tenant improvements and leasing commissions which were incurred during the year.

      The Partnership's operating loss decreased by $75,000 for fiscal 1996, when compared to the prior year. The decrease in operating loss was mainly attributable to a decrease in general and administrative expense of $91,000. General and administrative expense decreased mainly due to certain incremental expenses incurred in the prior year relating to an independent valuation of the Partnership's operating properties.

1995 Compared to 1994
---------------------

      The Partnership reported a net loss of $1,389,000 for fiscal 1995 as compared to net income of $1,917,000 for the prior year. The primary reason for this unfavorable change in net operating results was that the Partnership recognized a $3.2 million gain in fiscal 1994 on the sale of the Cambridge Apartments, which occurred in June 1994. In addition, the Carriage Hill joint venture recognized a loss of $1,177,000 during fiscal 1995 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with a June 1995 refinancing transaction. The Partnership's share of this loss was $471,000, which was included in the Partnership's share of ventures' losses for fiscal 1995. The Partnership's share of ventures' losses, prior to the effect of the Carriage Hill refinancing loss, decreased by $284,000 in fiscal 1995 mainly due to improved operating results at the Greenbrier, Seven Trails and Carriage Hill joint ventures. Rental revenues were higher at all three apartment properties in fiscal 1995, despite lower average occupancy levels, due to increases in rental rates made possible by the generally improving market conditions for multi-family apartment properties across the country during fiscal 1995. At Greenbrier, rental revenues improved by $58,000, or 4%, in fiscal 1995, when compared to the prior year, while average occupancy declined from 94% to 91%. In addition, repairs and maintenance expenses decreased by $96,000 at Greenbrier due to certain non-recurring repair work performed in fiscal 1994 as a result of winter storm damage. Rental revenues increased by $194,000, or 6%, at the Seven Trails property despite a slight drop in average occupancy from 96% for fiscal 1994 to 95% for fiscal 1995. Such increased revenues at Seven Trails were partially offset by the increase in the venture's interest expense which resulted from a fiscal 1994 modification agreement. At Carriage Hill, revenues were up only slightly in what have been less favorable local market conditions. The improvement in the Carriage Hill joint venture's net operating results were more attributable to a decrease in expenses, primarily depreciation and utilities expenses, which declined by $61,000 and $63,000, respectively. The improved operating results at the three apartment properties were partially offset by a decline in revenues at the Bell Plaza Shopping Center which resulted from an anchor tenant vacancy. The resulting drop in average occupancy at Bell Plaza, from 87% for fiscal 1994 to 78% for fiscal 1995, contributed to the decrease of $64,000 in the venture's rental revenues.

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

Certain Factors Affecting Future Operating Results
--------------------------------------------------

    The following factors could cause actual results to differ materially from historical results or those anticipated:

    Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

    Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

    Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

    The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

    Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly in the past 12 months. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

    Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

    Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

     The Partnership completed its fourteenth full year of operations in fiscal 1997 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses which would tend to rise with inflation. Tenants at the Partnership's apartment projects have short-term leases, generally of 6-to-12 months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                     elected
      Name                      Office                      Age      to Office
      ----                      ------                      ---      ---------

Bruce J. Rubin       President and Director                 38       8/22/96
Terrence E. Fancher  Director                               44       10/10/96
Walter V. Arnold     Senior Vice President and Chief
                       Financial Officer                    50       10/29/85
David F. Brooks      First Vice President and Assistant
                       Treasurer                            55       11/19/82 *
Timothy J. Medlock   Vice President and Treasurer           36       6/1/88
Thomas W. Boland     Vice President and Controller          35       12/1/91

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

     Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered.
No management fees were earned during fiscal 1997.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1997 is $85,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $6,000 for managing the Partnership's cash assets in fiscal 1997, which amount is included in general and administrative expenses on the accompanying statement of operations. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


      (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1997.

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


                                 PAINE WEBBER INCOME PROPERTIES FIVE
                                         LIMITED PARTNERSHIP


                                 By:  Fifth Income Properties Fund, Inc.
                                      Managing General Partner


                                  By: /s/ Bruce J. Rubin
                                      ------------------
                                      Bruce J. Rubin
                                      President and Chief Executive Officer


                                  By: /s/ Walter V. Arnold
                                      --------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer


                                  By: /s/ Thomas W. Boland
                                      ---------------------
                                      Thomas W. Boland
                                      Vice President and Controller

Dated:  January 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  January 13, 1998
   ------------------------                            ----------------
   Bruce J. Rubin
   Director





By:/s/ Terrence E. Fancher                      Date:  January 13, 1998
   ------------------------                            ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS

                                                        Page Number in the Report
Exhibit No.   Description of Document                   or Other Reference
-----------   -----------------------                   ------------------

(3) and (4) Prospectus of the Registrant                Filed with  the Commission
            dated May 26, 1983, supplemented,           pursuant to Rule 424(c)
            with particular reference to the            and incorporated  herein by
            Restated Certificate and Agreement          reference.
            Limited Partnership.


(10)        Material contracts previously filed as      Filed  with  the Commission
            exhibits to registration statements and     pursuant  to Section 13 or 15(d)
            amendments thereto of the registrant        of  the Securities Exchange Act
            together with all such contracts filed      of 1934 and incorporated
            as exhibits of previously filed Forms       herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No  Annual Report for the year
                                                      ended   September  30, 1997 has
                                                      been sent to  the Limited Partners.
                                                      An  Annual  Report  will be sent
                                                      to the Limited Partners subsequent
                                                      to this filing.

(21)        List of Subsidiaries                      Included  in  Item 1 of Part I of this
                                                      Report  Page  I-1, to which reference
                                                      is hereby made.


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

           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                      Reference
                                                                      ---------

Paine Webber Income Properties Five Limited Partnership:

      Reports of independent auditors                                    F-2

      Balance sheets as of September 30, 1997 and 1996                   F-4

      Statements of operations  for the years ended  September 30,
       1997,  1996 and 1995                                              F-5

      Statements  of  changes in  partners'  capital  (deficit)
       for the years ended September 30, 1997, 1996 and 1995             F-6

      Statements of cash flows for the years ended  September  30,
       1997,  1996 and 1995                                              F-7

      Notes to financial statements                                      F-8

Combined  Joint  Ventures  of Paine  Webber  Income  Properties  Five  Limited
Partnership:

      Reports of independent auditors                                   F-17

      Combined balance sheets as of September 30, 1997 and 1996         F-19

      Combined  statements of operations and changes in venturers'
        deficit for the  years ended September 30, 1997, 1996
        and 1995                                                        F-20

      Combined statements of cash flows for the years ended
        September  30, 1997, 1996  and 1995                             F-21

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

                        REPORT OF INDEPENDENT AUDITORS






The Partners of
Paine Webber Income Properties Five Limited Partnership:

      We have audited the accompanying balance sheets of Paine Webber Income Properties Five Limited Partnership as of September 30, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Randallstown Carriage Hill Associates (an unconsolidated venture) as of September 30, 1997 and for the year then ended. The Partnership's equity investment in Randallstown Carriage Hill Associates totalled $(6,207,000) as of September 30, 1997, and the Partnership's share of the net loss of Randallstown Carriage Hill Associates totalled $(123,000) for the year ended September 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Randallstown Carriage Hill Associates, is based solely on the report of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Five Limited Partnership at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.






                                                /s/ ERNST & YOUNG LLP
                                                ---------------------
                                                ERNST & YOUNG LLP


Boston, Massachusetts
December 18, 1997

                          Reznick Fedder & Silverman
                         Certified Public Accountants
                     217 East Redwood Street, Suite 1900
                             Baltimore, MD 21202



                         INDEPENDENT AUDITORS' REPORT



The Partners
Randallstown Carriage Hill Associates:

     We have audited the accompanying balance sheet of Randallstown Carriage Hill Associates as of September 30, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Randallstown Carriage Hill Associates as of September 30, 1997 and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.






                              /s/Reznick Fedder & Silverman
                              -----------------------------
                                 Reznick Fedder & Silverman


Baltimore, Maryland
November 5, 1997

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                BALANCE SHEETS
                          September 30, 1997 and 1996
                    (In thousands, except per Unit amounts)

                                    ASSETS
                                                           1997        1996
                                                           ----        ----

Cash and cash equivalents                                $  2,165    $  1,739
                                                         ========    ========

                       LIABILITIES AND PARTNERS' DEFICIT

Losses in excess of investments and
  advances in joint ventures                             $  3,305    $  2,971
Accounts payable and accrued expenses                          47          30
                                                         --------    --------
      Total liabilities                                     3,352       3,001

Partners' deficit:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net loss                                       (146)       (147)
   Cumulative cash distributions                              (60)        (60)

  Limited Partners ($1,000 per Unit; 34,928 Units issued):
   Capital contributions, net of offering costs            31,554      31,554
   Cumulative net loss                                    (14,489)    (14,563)
   Cumulative cash distributions                          (18,047)    (18,047)
                                                         --------    --------
      Total partners' deficit                              (1,187)     (1,262)
                                                         --------    --------
                                                         $  2,165    $  1,739
                                                         ========    ========

























                            See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
             For the years ended September 30, 1997, 1996 and 1995
                    (In thousands, except per Unit amounts)

                                                 1997        1996       1995
                                                 ----        ----       ----

Revenues:
   Interest income                           $     98       $   90    $   106

Expenses:
   General and administrative                     236          222        313
                                             --------       ------    -------

Operating loss                                   (138)        (132)      (207)

Partnership's share of ventures'
   income (losses)                                213         (691)    (1,182)
                                             --------       ------    -------


Net income (loss)                            $     75       $ (823)   $(1,389)
                                             ========       ======    =======

Net income (loss) per Limited
   Partnership Unit                          $   2.13      $(23.33)   $(39.37)
                                             ========      =======    =======




   The above net income (loss) per Limited Partnership Unit is based upon the 34,928 Limited Partnership Units outstanding during each year.























                            See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                          General       Limited
                                          Partners      Partners     Total
                                          -------       --------     --------

Balance at September 30, 1994              $(184)       $ 1,134      $    950

Net loss                                     (14)        (1,375)       (1,389)
                                           -----        -------      --------

Balance at September 30, 1995               (198)          (241)         (439)

Net loss                                      (8)          (815)         (823)
                                          ------        -------      --------

Balance at September 30, 1996               (206)        (1,056)       (1,262)

Net income                                     1             74            75
                                          ------        -------      --------

Balance at September 30, 1997             $ (205)       $  (982)     $ (1,187)
                                          ======        =======      ========

































                            See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                  1997      1996       1995
                                                  ----      ----       ----

Cash flows from operating activities:
   Net income (loss)                            $    75    $  (823)  $ 1,389)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Partnership's share of ventures' income
      (losses)                                     (213)       691     1,182
     Changes in assets and liabilities:
       Accounts payable and accrued expenses         17         (8)       13
                                                -------    -------   -------
        Total adjustments                          (196)       683     1,195
                                                -------    -------   -------
        Net cash used in operating
          activities                               (121)      (140)     (194)
                                                -------    -------   -------

Cash flows from investing activities:
   Distributions from joint ventures                533        249       275
   Additional investments in and advances
     to joint ventures                              (14)      (628)     (259)
   Repayment of advances to joint ventures           28        600         -
                                                -------    -------   -------
        Net cash provided by
         investing activities                       547        221        16
                                                -------    -------   -------

Net increase (decrease) in cash
  and cash equivalents                              426         81      (178)

Cash and cash equivalents, beginning of year      1,739      1,658     1,836
                                                -------    -------   -------

Cash and cash equivalents, end of year          $ 2,165    $ 1,739   $ 1,658
                                                =======    =======   =======



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

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which own operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. The Partnership's policy is to identify any permanent impairment to the carrying value of its joint venture investments on a specific identification basis. At September 30, 1997 and 1996, the carrying value of one of the Partnership's joint ventures is adjusted for an allowance for possible investment loss. See Note 4 for a discussion of this allowance account and a description of the joint venture partnerships.

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments which have original maturities of 90 days or less.

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of September 30, 1997 and 1996 due to the short-term maturities of these instruments.

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

      Pursuant to the terms of the Partnership Agreement, taxable income and tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and to the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income and tax losses from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. The negative capital account balances of the Limited Partners as of September 30, 1997 are expected to be recovered through future gain allocations resulting from disposition transactions for the remaining real estate investments. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. No management fees were earned during the three-year period ended September 30, 1997.

      Included in general and administrative expenses for the years ended September 30, 1997, 1996 and 1995 is $85,000, $81,000 and $87,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $6,000, $4,000 and $5,000 for managing the Partnership's cash assets in fiscal 1997, 1996 and 1995, respectively, which amounts are included in general and administrative expenses on the accompanying statements of operations.

4.  Investments in Joint Venture Partnerships
    -----------------------------------------

      As of September 30, 1997 and 1996, the Partnership had investments in four joint ventures. The joint ventures are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these joint ventures are as follows:

                       Condensed Combined Balance Sheet
                         September 30, 1997 and 1996
                                (in thousands)

                                    Assets
                                                            1997        1996
                                                            ----        ----

   Current assets                                        $  2,642    $  2,210
   Operating investment properties, net                    42,890      44,853
   Other assets, net                                        2,200       1,885
                                                         --------    --------
                                                         $ 47,732    $ 48,948
                                                         ========    ========

                      Liabilities and Venturers' Deficit

   Current liabilities                                   $  7,779    $  2,529
   Other liabilities                                          878         878
   Long-term mortgage debt,
     less current portion                                  46,893      52,791

   Partnership's share of combined deficit                 (3,798)     (3,583)
   Co-venturers' share of combined deficit                 (4,020)     (3,667)
                                                         --------    --------
                                                         $ 47,732    $ 48,948
                                                         ========    ========

                 Reconciliation of Partnership's Investments
                                (in thousands)
                                                            1997        1996
                                                            ----        ----

   Partnership's share of deficit, as shown above        $ (3,798)   $ (3,583)
   Partnership's share of current liabilities
     and long-term debt                                       793         912
   Less:  Allowance for possible investment loss (1)         (300)       (300)
                                                         --------    --------

   Investments in joint ventures, at equity, net         $ (3,305)   $ (2,971)
                                                         ========    ========

   (1)The carrying value of the Partnership's investments in joint ventures at September 30, 1997 and 1996 is net of an allowance for possible investment loss of $300,000, which relates to the Amarillo Bell Associates joint venture. See discussion below for further details.

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1997, 1996 and 1995
                                 (in thousands)
                                                1997        1996        1995
                                                ----        ----        ----
   Revenues:
     Rental income and expense recoveries     $12,062     $11,646     $11,173
     Interest and other income                    443         473         443
                                              -------     -------     -------
                                               12,505      12,119      11,616

   Expenses:
     Property operating expenses                5,055       5,602       4,968
     Depreciation and amortization              2,805       2,647       2,525
     Interest expense                           4,503       4,955       5,216
     Loss on write-off of deferred
       financing costs                              -           -       1,177
                                              -------     -------     -------
                                               12,363      13,204      13,886
                                              -------     -------     -------

   Net income (loss)                          $   142     $(1,085)    $(2,270)
                                              =======     =======     =======

   Net income (loss):
     Partnership's share of
       combined income (loss)                 $   213     $  (691)    $(1,182)
     Co-venturers' share of
       combined income (loss)                     (71)       (394)     (1,088)
                                              -------     -------     -------
                                              $   142     $(1,085)    $(2,270)
                                              =======     =======     =======

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

      Investments in joint ventures, at equity, on the accompanying balance sheets at September 30, 1997 and 1996 is comprised of the following (in thousands):

                                                            1997        1996
                                                            ----        ----

   Randallstown Carriage Hill Associates                 $ (6,207)    $ (6,084)
   Signature Partners, L.L.C.                                 246          239
   Amarillo Bell Associates                                 1,578        1,623
   Greenbrier Associates                                      723          822
   Seven Trails West Associates                               355          429
                                                         --------     --------
                                                         $ (3,305)    $ (2,971)
                                                         ========     ========

      The Partnership received cash distributions from the ventures as set forth below (in thousands):

                                                1997        1996        1995
                                                ----        ----        ----

   Amarillo Bell Associates                   $   198      $    -      $   50
   Greenbrier Associates                          265         198         132
   Randallstown Carriage Hill Associates            -          51          93
   Seven Trails West Associates                    70           -           -
                                              -------      ------      ------
                                              $   533      $  249      $  275
                                              =======      ======      ======

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

      Per the terms of the amended joint venture agreement, any net proceeds arising from the refinancing, sale, exchange or other disposition of the Property or any part thereof, will be distributed in the following order of priority: 1) To the lenders of deficiency loans, simple but cumulative interest at 15% per annum on, and then to the payment of the principal of, any deficiency loans; 2) To Signature and JBG/PW, until both have received an amount of $151,324 plus simple but cumulative interest at 10% thereon from January 15, 1995 through the date of distribution; 3) to Signature and JBG/PW, an amount equal to their respective Closing Adjustment Accounts, as defined, plus the Deferred Distribution of $137,500 owed to JBG/PW, together with simple but cumulative interest at 10% per annum thereon; 4) to Signature, simple but cumulative interest at 10% per annum on, and then to the payment of principal of, the aggregate unreturned balance of the Initial Capital Commitment of $2,549,120 and any Additional Capital, as defined; 5) to JBG/PW, simple but cumulative interest at 10% per annum on, and then to the payment of principal of, the unreturned aggregate balance of JBG/PW's deemed capital contribution of $1,500,000, plus $351,000; and 6) the balance pro rata to the partners in proportion to their respective percentages of partnership interests. Any capital proceeds distributed by the joint venture to JBG/PW are to be distributed between them in the following order of priority: 1) To the holders of operating notes, all unpaid accrued interest on, and then to the payment of principal of, all outstanding operating notes other than the Initial Operating Loan; 2) To JBG, any subordinated management fees and management fees then unpaid and accrued from prior fiscal years, 3) To PWIP5, payment of the Initial Operating Note together with accrued interest thereon; 4) To JBG, $200,000 for services rendered in connection with the refinancing of the original mortgage; 5) To PWIP5 and JBG, the next $5,000,000 distributed 90% to PWIP5 and 10% to JBG; and 6) To PWIP5 and JBG, any remaining balance distributed 80% to PWIP5 and 20% to JBG.

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

      On June 19, 1995, the Partnership completed the refinancing of the existing first mortgage loan secured by Bell Plaza, reducing the interest rate from 9.4% to 8.125%. The new loan, in the initial principal amount of $3,300,000, has a seven-year term and requires monthly principal and interest payments based upon a twenty-five year amortization schedule. The terms of the loan allow for a prepayment of the principal balance after the end of one year. At September 30, 1997, the balance of the mortgage loan, which matures on July 1, 2002, was approximately $3,204,000.

      Subsequent to the end of fiscal 1990, the Partnership had entered into negotiations with its co-venture partner to execute a purchase and sale agreement for the sale of the Partnership's interest in the joint venture. The proposed agreement would have given the co-venturer an option to purchase the Partnership's interest for $1,500,000. Because the option price was below the equity method carrying value of the Partnership's investment in Amarillo Bell Associates at September 30, 1990, the Partnership recognized a provision for possible investment loss of $300,000 in fiscal 1990 which reflected an estimate of the loss that would have been incurred if the option had been executed and exercised. The co-venturer was unable to obtain financing to complete this transaction and the option was never executed. The $300,000 allowance for possible investment loss remains on the Partnership's balance sheet at September 30, 1997 due to management's belief that it represents a permanent impairment to the carrying value of the investment in the Bell Plaza joint venture.

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

      c)  Greenbrier Associates
          ---------------------

      On June 29, 1984, the Partnership acquired an interest in Greenbrier Associates, an Indiana general partnership that owns and operates Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of the Paragon Group.

      The aggregate cash investment made by the Partnership for its interest was approximately $4,109,000 (including an acquisition fee of $432,000 paid to the Adviser). The apartment complex is encumbered by a first mortgage loan with a balance of $5,400,000 at September 30, 1997. In 1993, the joint venture exercised an option to extend the maturity date of the loan to June 29, 1998, at which time the entire principal and any unpaid accrued interest are due. Management may attempt to refinance the debt with similar terms, or the venture may elect to sell the property prior to the June 1998 maturity date. There are no assurances, however, that a refinancing or sale will be completed. Management cannot predict the outcome of these uncertainties. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The joint venture agreement provides that the Partnership will receive from available cash flow an annual cumulative preferred base return, payable monthly, of $378,000. The Partnership's preference return is noncumulative on a year-to-year basis beginning July 1, 1987. The cumulative preference return of the Partnership in arrears at September 30, 1997 and 1996 for unpaid preference returns through June 30, 1987 is approximately $312,000. Since such amount is payable only from available future sale or refinancing proceeds, as set forth below, it is not accrued in the joint venture's financial statements. After the Partnership has received its preferred return, the co-venturer is then entitled to receive an annual noncumulative, subordinated base return, payable quarterly, of $21,000. Any remaining cash flow not previously distributed at the end of each year will be used to pay any accrued interest on all outstanding operating notes. The next $100,000 of cash flow in any year will be distributed 90% to the Partnership and 10% to the co-venturer. Thereafter, any excess cash flow will be distributed 80% to the Partnership and 20% to the co-venturer.

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

      After the Partnership has received its preferred return, the co-venturer is then entitled to receive an annual noncumulative, subordinated base return, payable quarterly, of $50,000. Any cash flow not previously distributed at the end of each fiscal year will be applied as follows: to the payment of all unpaid accrued interest on all outstanding operating notes; $250,000 of cash flow in any year will be distributed 90% to the Partnership and 10% to the co-venturer; the next $300,000 of annual cash flow will be distributed 80% to the Partnership and 20% to the co-venturer; thereafter, any excess cash flow will be distributed 70% to the Partnership and 30% to the co-venturer.

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

      If additional cash is required for any reason in connection with the joint venture, the joint venture agreement calls for such funds to be provided by the Partnership and the co-venturer as loans to the joint venture. Such loans would be provided 90% by the Partnership and 10% by the co-venturer. Through September 30, 1997, operating notes have been provided by the Partnership and co-venturer in the amounts of $836,000 and $11,000, respectively. The notes bear interest at the prime interest rate of a local bank. The Partnership advanced 100% of the funds required to close a loan modification and extension agreement in fiscal 1994. The portion of such operating notes representing the co-venture partner's 10% share of the required funds bears interest at twice the rate of the regular operating notes and the accrued interest on such notes is payable as the first priority from net cash flow, as defined.

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

      The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts collected from the property.

                        REPORT OF INDEPENDENT AUDITORS





The Partners of
Paine Webber Income Properties Five Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership as of September 30, 1997 and 1996, and the related combined statements of operations and changes in venturers' deficit, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Randallstown Carriage Hill Associates as of September 30, 1997 and for the year then ended, which statements reflect 35% of the combined total assets and 44% of the combined revenues of the Combined Joint Ventures of PaineWebber Income Properties Five Limited Partnership as of September 30, 1997 and for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Randallstown Carriage Hill Associates as of September 30, 1997 and for the year then ended, is based solely on the report of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership at September 30, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                /s/ Ernst & Young LLP
                                                ---------------------
                                                ERNST & YOUNG LLP



Boston, Massachusetts
November 20, 1997

                          Reznick Fedder & Silverman
                         Certified Public Accountants
                     217 East Redwood Street, Suite 1900
                             Baltimore, MD 21202



                         INDEPENDENT AUDITORS' REPORT



The Partners
Randallstown Carriage Hill Associates:

     We have audited the accompanying balance sheet of Randallstown Carriage Hill Associates as of September 30, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Randallstown Carriage Hill Associates as of September 30, 1997 and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.






                              /s/Reznick Fedder & Silverman
                              -----------------------------
                              Reznick Fedder & Silverman


Baltimore, Maryland
November 5, 1997

                          COMBINED JOINT VENTURES OF
           PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                           COMBINED BALANCE SHEETS
                         September 30, 1997 and 1996
                                (In thousands)

                                    Assets

                                                            1997        1996
                                                            ----        ----
Current assets:
   Cash and cash equivalents                             $    833    $    469
   Escrow deposits                                          1,103       1,085
   Accounts receivable                                        129          83
   Prepaid expenses                                           577         573
                                                         --------    --------
      Total current assets                                  2,642       2,210

Operating investment properties:
   Land                                                     5,250       5,250
   Buildings, improvements and equipment                   70,929      70,147
                                                         --------    --------
                                                           76,179      75,397
   Less accumulated depreciation                          (33,289)    (30,544)
                                                         --------    --------
      Net operating investment properties                  42,890      44,853

Reserve for capital expenditures                              764         364

Deferred expenses, net of accumulated amortization
   of $334 ($234 in 1996)                                   1,295       1,373
Other assets, net                                             141         148
                                                         --------    --------
                                                         $ 47,732    $ 48,948
                                                         ========    ========

                      Liabilities and Venturers' Deficit
Current liabilities:
   Current portion of long-term debt                     $  5,898    $    461
   Accounts payable                                           104         205
   Accounts payable - affiliates                               51         120
   Accrued real estate taxes                                  526         511
   Accrued interest                                           643         648
   Tenant security deposits                                   395         350
   Distributions payable to venturers                          61         132
   Other current liabilities                                  101         102
                                                         --------    --------
      Total current liabilities                             7,779       2,529

Notes payable to venturers                                    847         847

Other liabilities                                              31          31

Long-term debt                                             46,893      52,791

Venturers' deficit                                         (7,818)     (7,250)
                                                         --------    --------
                                                         $ 47,732    $ 48,948
                                                         ========    ========


                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' DEFICIT
              For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                                1997        1996        1995
                                                ----        ----        ----

Revenues:
  Rental income and expense recoveries        $12,062     $11,646     $11,173
  Interest and other income                       443         473         443
                                              -------     -------     -------
                                               12,505      12,119      11,616

Expenses:
  Interest expense                              4,503       4,955       5,216
  Depreciation expense                          2,745       2,616       2,501
  Real estate taxes                             1,025         958         994
  Repairs and maintenance                         816         920         839
  Salaries and related expenses                 1,333       1,454       1,376
  Utilities                                       770         958         725
  General and administrative                      449         577         320
  Management fees                                 591         573         532
  Insurance                                       131         137         155
  Bad debt expense                                  -          25          27
  Amortization expense                             60          31          24
  Loss on write-off of deferred
    financing costs                                 -           -       1,177
                                              -------     -------     -------
                                               12,363      13,204      13,886
                                              -------     -------     -------

Net income (loss)                                 142      (1,085)     (2,270)

Contributions from venturers                        -           -         916

Distributions to venturers                       (710)       (444)       (695)

Venturers' deficit, beginning of year          (7,250)     (5,721)     (3,672)
                                              -------     -------     -------

Venturers' deficit, end of year               $(7,818)    $(7,250)    $(5,721)
                                              =======     =======     =======
















                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                1997        1996        1995
                                                ----        ----        ----
Cash flows from operating activities:
   Net income (loss)                          $   142    $ (1,085)   $ (2,270)
   Adjustments to reconcile net income
     (loss) to  net cash provided by
     operating activities:
      Depreciation and amortization             2,805       2,647       2,525
      Amortization of deferred financing costs     47          70          99
      Loss on write-off of deferred financing
        costs                                       -           -       1,177
      Changes in assets and liabilities:
         Escrow deposits                          (18)        (55)        183
         Accounts receivable                      (46)         47         (63)
         Prepaid expenses                          (4)         91         (83)
         Deferred expenses                        (22)        (86)       (126)
         Accounts payable                        (101)         88        (134)
         Accounts payable - affiliates            (69)         90         (14)
         Accrued real estate taxes                 15         (37)         (1)
         Accrued interest                          (5)         63          60
         Tenant security deposits                  45         (14)        (34)
         Other current liabilities                 (1)        (19)         (4)
         Deferred interest                          -      (1,657)         11
         Other liabilities                          -          17           1
                                              -------    --------     -------
            Total adjustments                   2,646       1,245       3,597
                                              -------    --------     -------
            Net cash provided by operating
              activities                        2,788         160       1,327
                                              -------    --------     -------

Cash flows from investment activities:
   Additions to operating investment
     properties                                  (782)     (1,903)     (1,323)
   Decrease (increase) in reserve for capital
     expenditures                                (400)        325        (467)
                                              -------    --------     -------
            Net cash used in investing
              activities                       (1,182)     (1,578)     (1,790)
                                              -------    --------     -------

Cash flows from financing activities:
   Proceeds from long-term debt                     -      17,000      31,184
   Payment of deferred financing costs              -        (243)       (945)
   Contributions by venturers                       -           -         916
   Distributions to venturers                    (781)       (312)       (930)
   Repayment of long-term debt                   (461)    (14,984)    (30,002)
   Proceeds from loans from venturers               -           -         119
   Repayment of notes to partners                   -        (119)          -
                                              -------    --------     -------
            Net cash (used in) provided by
             financing activities              (1,242)      1,342         342
                                              -------    --------     -------

Net increase (decrease) in cash and
  cash equivalents                                364         (76)       (121)
Cash and cash equivalents, beginning of year      469          545        666
                                               -------    --------    -------

Cash and cash equivalents, end of year        $   833    $     469    $    545
                                              =======    =========    ========

Cash paid during the year for interest        $ 4,461    $   6,479    $  4,909
                                              =======    =========    ========

                           See accompanying notes.

                          COMBINED JOINT VENTURES of
                     PAINE WEBBER INCOME PROPERTIES FIVE
                             LIMITED PARTNERSHIP
                    Notes to Combined Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership (Combined Joint Ventures) include the accounts of Randallstown Carriage Hill Associates, a Maryland general partnership; Signature Partners, L.L.C., a Maryland limited liability company; Amarillo Bell Associates, a Texas general partnership; Greenbrier Associates, an Indiana general partnership; and Seven Trails West Associates a Missouri general partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between the co-venturers and Paine Webber Income Properties Five Limited Partnership (PWIP5), which owns a majority financial interest but does not have voting control in each joint venture.

      The dates of PWIP5's acquisition of interests in the joint ventures are as follows:

                                                    Date of Acquisition
                      Joint Venture                     of Interest
                      -------------                     -----------

         Randallstown Carriage Hill Associates          8/30/83
         Signature Partners L.L.C.                      6/1/95
         Amarillo Bell Associates                       9/30/83
         Greenbrier Associates                          6/29/84
         Seven Trails West Associates                   9/13/84


2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

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

      Operating investment properties
      -------------------------------

      The operating investment properties are carried at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

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

      Fair Value of Financial Instruments
      -----------------------------------

       The carrying amounts of cash and cash equivalents and escrow deposits approximate their fair values as of September 30, 1997 and 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the notes payable to venturers because the obligations were provided in non-arm's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. Information regarding the fair value of long-term debt is provided in
Note 5. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the current market rates for similar types of borrowing arrangements.

      Escrow deposits
      ---------------

      Escrow deposits at September 30, 1997 and 1996 consist of tenant security deposits, amounts escrowed for the payment of insurance premiums, real estate taxes and repair and replacement funds.

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

3.  Joint Ventures
    --------------

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

      c.  Amarillo Bell Associates
          ------------------------

            The joint venture owns and operates Bell Plaza Shopping Center, a 144,000 gross leasable square foot shopping center located in Amarillo, Texas.

      d.  Greenbrier Associates
          ---------------------

            The joint venture owns and operates Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana. The debt secured by the Greenbrier Apartments is scheduled to mature in fiscal 1998 (see Note 5).

      e.  Seven Trails West Associates
          ----------------------------

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

4.  Related Party Transactions
    --------------------------

      The Combined Joint Ventures entered into property management agreements with affiliates of the co-venturers, cancelable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to between 4% and 5% of gross receipts, as defined in the agreements. Management fees totalling $591,000, $573,000 and $532,000 were earned by affiliates of the co-venturers for fiscal 1997, 1996 and 1995, respectively.

      Accounts payable - affiliates at September 30, 1997 and 1996 are principally management fees and reimbursements payable to property managers. Notes payable to venturers at September 30, 1997 and 1996 represent operating notes provided by PWIP5 and its co-venturer to Seven Trails West Associates in the amount of $847,000. Such loans generally bear interest at the prime rate and are payable only out of the respective venture's available net cash flow or sale or refinancing proceeds.

5.  Long-term Debt
    --------------

      Long-term debt at September 30, 1997 and 1996 consists of the following (in thousands):

                                                           1997        1996
                                                           ----        ----

     7.65%  mortgage note to a financial
     institution,  due in 2030. Payments
     are made in monthly installments of
     $191,   including   principal   and
     interest.   The  mortgage  note  is
     secured  by the  property  owned by
     Randallstown      Carriage     Hill
     Associates   and  is   subject   to
     certain        escrow       deposit
     requirements.  The mortgage note is
     co-insured   by  the  Secretary  of
     Housing and Urban Development (HUD)
     in accordance  with the  provisions
     of the National Housing Act and the
     laws of the State of Maryland.  The
     fair  value  of this  note  payable
     approximated  its carrying value as
     of  September  30, 1997 and 1996.                 $  27,494    $  27,675

     8.125%  nonrecourse  mortgage  note
     secured by land and building  owned
     by   Amarillo   Bell    Associates,
     guaranteed   by  the   co-venturer.
     Payable in monthly  installments of
     $26,  including  interest,  with  a
     final   payment  of   approximately
     $2,943 due July 1,  2002.  The fair
     value   of   this   note    payable
     approximated  its carrying value as
     of  September  30,  1997 and  1996.                   3,204        3,250

     Wrap-around mortgage note of $5,400
     secured    by    the     Greenbrier
     Associates   property  which  bears
     interest  at 10%  payable  monthly.
     The entire  principal of $5,400 and
     any unpaid accrued  interest is due
     June  29,   1998  (see   discussion
     below). The fair value of this note
     payable  approximated  its carrying
     value as of September  30, 1997 and
     1996.                                                 5,400        5,400

     7.87%  nonrecourse   mortgage  note
     secured  by the Seven  Trails  West
     Associates   operating   investment
     property  bearing interest at 7.87%
     per annum.  The mortgage is payable
     in monthly installments,  including
     principal  and  interest,  of  $130
     through May 1, 2006,  at which time
     the final principal  installment of
     $13,724  plus  any  unpaid  accrued
     interest is due.  The fair value of
     this note payable  approximated its
     carrying  value as of September 30,
     1997  and   1996.                                    16,693       16,927
                                                        --------     --------
                                                          52,791       53,252

      Less current portion                                (5,898)        (461)
                                                        --------     --------
                                                        $ 46,893     $ 52,791
                                                        ========     ========

    Maturities of long-term debt, which is all non-recourse to the joint ventures and PWIP5, for each of the next five years and thereafter are as follows (in thousands):

            1998                   $ 5,898
            1999                       539
            2000                       582
            2001                       629
            2002                     3,584
            Thereafter              41,559
                                   -------
                                   $52,791
                                   =======

      In 1993, the Greenbrier joint venture exercised an option to extend the maturity date of its first mortgage loan to June 29, 1998, at which time the entire principal and any unpaid accrued interest are due. Management may attempt to refinance the debt with similar terms, or the venture may elect to sell the property prior to the June 1998 maturity date. There are no assurances, however, that a refinancing or sale will be completed. Management cannot predict the outcome of these uncertainties. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

6.  Leases
    ------

      Minimum annual future lease revenues under noncancellable operating leases at the Bell Plaza Shopping Center (owned by Amarillo Bell Associates) as of September 30, 1997 are as follows (in thousands):

            1998                  $    798
            1999                       676
            2000                       489
            2001                       437
            2002                       555
            Thereafter               3,394
                                  --------
                                  $  6,349
                                  ========

      Revenues from three major tenants of the Bell Plaza Shopping Center comprised approximately 31%, 12% and 10% of the total rental revenues of Amarillo Bell Associates for the year ended September 30, 1997. The duration of these leases extend between the years 1999 and 2014 and the tenants are subject to a base rent and a percentage rent which fluctuates with sales volume.



Schedule III - Real Estate and Accumulated Depreciation
 COMBINED JOINT VENTURES OF PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                               September 30, 1997
                                 (In thousands)
                                                                                                                       Life on Which
                           Initial Cost of     Costs           Gross Amount at Which Carried at                        Depreciation
                           Partnership       Capitalized                Close of period                                in Latest
                               Buildings    (Removed)          Buildings                                               Income
                               and          Subsequent to       and                Accumulated  Date of      Date      Statement
 Description Encumbrances Land Improvements Acquisition(1) Land Improvements Total Depreciation Construction Acquired  is Computed
 ----------- ------------ ---- ------------ -------------- --- ------------- ----- ------------ ------------ -------- -------------

COMBINED JOINT VENTURES:

Apartment
 Complex      $27,494     $1,000   $23,633     $4,875      $1,000    $28,508  $29,508   $ 14,982    1970-73   8/30/83   5-30 yrs.
Randallstown,
 MD

Land                -        563         -         38         601          -      601          -          -   6/1/95       -
Randallstown,
 MD

Shopping
 Center         3,204      1,519     6,310      1,143       1,519      7,453    8,972      3,053    1979-82  9/30/83    5-40 yrs.
Amarillo,
 TX

Apartment
 Complex        5,400        420     8,990        761         420      9,751   10,171      4,246    1964-68  6/29/84    5-30 yrs.
Indianapolis,
 IN

Apartment
 Complex
Ballwin, MO    16,693      1,710    22,131      3,086       1,710     25,217   26,927     11,008    1968-74  9/13/84    5-30 yrs.
              -------    -------   -------     ------      ------    -------  -------    -------
Total         $52,791    $ 5,212   $61,064     $9,903      $5,250    $70,929  $76,179    $33,289
              =======    =======   =======     ======      ======    =======  =======    =======

Notes

(A) The aggregate cost of real estate owned at September 30, 1997 for Federal income tax purposes is approximately $73,793,000.

(B) See Note 5 to Combined Financial  Statements for a description of the terms of the debt encumbering the properties.

(C) Reconciliation of real estate owned:

                                                  1997               1996             1995
                                                  ----               ----             ----

      Balance at beginning of period          $ 75,397            $ 73,494          $ 72,171
      Acquisitions and improvements                782               1,903             1,323
                                              --------            --------          --------
      Balance at end of period                $ 76,179            $ 75,397          $ 73,494
                                              ========            ========          ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period          $ 30,544            $ 27,928          $ 25,427
      Depreciation expense                       2,745               2,616             2,501
                                              --------            --------          --------
      Balance at end of period                $ 33,289            $ 30,544          $ 27,928
                                              ========            ========          ========