Form 10-Q
period 1997-12-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-02-23
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------
                                    FORM 10-Q

        |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from to .

                         Commission File Number: 0-12087

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            04-2780287
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

265 Franklin Street, Boston, Massachusetts                          02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

          PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
              December 31, 1997 and September 30, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                 December 31   September 30
                                                 -----------   ------------

Cash and cash equivalents                          $  2,447     $  2,165
                                                   ========     ========

                        LIABILITIES AND PARTNERS' DEFICIT

Losses in excess of investments and
  advances in joint ventures                       $  3,562     $  3,305
Accounts payable and accrued expenses                    50           47
Partners' deficit                                    (1,165)      (1,187)
                                                   --------     --------
                                                   $  2,447     $  2,165
                                                   ========     ========



                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
       For the three months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                  General      Limited
                                                  Partner      Partners
                                                  -------      --------

Balance at September 30, 1996                     $  (206)     $  (1,056)
Net income                                              1             73
                                                  -------      ---------
Balance at December 31, 1996                      $  (205)     $    (983)
                                                  =======      =========

Balance at September 30, 1997                     $  (205)     $    (982)
Net income                                              1             21
                                                  -------      ---------
Balance at December 31, 1997                      $  (204)     $    (961)
                                                  =======      =========



                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                                1997              1996
                                                ----              ----

Revenues:
   Interest and other income                   $   34            $   24

Expenses:
   General and administrative                      67                42
                                               ------            ------

Operating loss                                    (33)              (18)

Partnership's share of ventures' income            55                92
                                               ------            ------

Net income                                     $   22            $   74
                                               ======            ======

Net income per Limited Partnership Unit        $ 0.61            $ 2.09
                                               ======            ======

   The above net income per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.

















                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1997      1996
                                                             ----      ----
Cash flows from operating activities:
  Net income                                              $    22     $    74
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Partnership's share of ventures' income                   (55)        (92)
    Changes in assets and liabilities:
     Accounts payable and accrued expenses                      3           2
                                                          -------     -------
      Total adjustments                                       (52)        (90)
                                                          -------     -------
      Net cash used in operating activities                   (30)        (16)

Cash flows from investing activities:
  Distributions from joint ventures                           312           -
                                                          -------     -------

Net increase (decrease) in cash and cash equivalents          282         (16)

Cash and cash equivalents, beginning of period              2,165       1,739
                                                          -------     -------

Cash and cash equivalents, end of period                  $ 2,447     $ 1,723
                                                          =======     =======













                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES FIVE
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and September 30, 1997 and revenues and expenses for the three-month periods ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the three-month periods ended December 31, 1997 and 1996 is $22,000 and $21,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1997 and 1996 is $1,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Joint Ventures
    -----------------------------

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

      Summarized operating results of the joint ventures for the three months ended December 31, 1997 and 1996 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the three months ended December 31, 1997 and 1996
                                 (in thousands)

                                             1997             1996
                                             ----             ----
      Revenues:
        Rental revenues and
          expense recoveries              $  2,852          $  2,962
        Interest and other income              140               205
                                          --------          --------
                                             2,992             3,167
      Expenses:
        Property operating expenses          1,176             1,249
        Interest expense                     1,060             1,120
        Depreciation and amortization          697               670
                                          --------          --------
                                             2,933             3,039
                                          --------          --------
      Net income                          $     59          $    128
                                          ========          ========

      Net income:
        Partnership's share of
          combined net income             $    55           $    92
        Co-venturers' share of
          combined net income                   4                36
                                          -------           -------
                                          $    59           $   128
                                          =======           =======

          PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership's four remaining investment properties consist of three multi-family apartment complexes and one retail shopping center. While the current estimated market values of certain of the remaining properties are below the amounts paid for the properties at the time of the Partnership's original investments in 1983 and 1984, all of the properties currently have estimated values above their respective outstanding mortgage debt obligations. As previously reported, the Partnership's management is focusing on potential disposition strategies for the remaining investment properties. As a result, the Partnership could be positioned for a possible liquidation within the next 2 to 3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

      The average occupancy level for the Greenbrier Apartments, located in Indianapolis, Indiana, was 91% for the quarter ended December 31, 1997, up from 87% for the prior quarter and down from 94% for the same period one year ago. As discussed further in the Annual Report, because the first mortgage loan secured by the Greenbrier Apartments is scheduled to mature on June 29, 1998, the Partnership and its joint venture partner have begun to review both refinancing and sale opportunities. During the first quarter of fiscal 1998, the Partnership and the co-venturer agreed to initiate a marketing program for the possible sale of the property. Subsequent to the end of the first quarter, the Partnership and the co-venturer engaged a national real estate brokerage firm to market Greenbrier for sale. The formal marketing campaign is expected to begin in early March. If satisfactory offers to purchase the property are received, the Partnership would expect to sell the Greenbrier investment. Should the joint venture be unable to obtain a satisfactory sale price, the venture would proceed with the refinancing of the outstanding first mortgage loan. While, given current market conditions, management is optimistic regarding the prospects for refinancing the venture's $5.4 million first mortgage loan, there are no assurances that either a sale or refinancing will be completed.

      The average occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, was 92% for the quarter ended December 31, 1997, unchanged from the prior quarter and down slightly from the 93% average for the same period one year ago. The property's occupancy level is comparable to other competitive properties in the local market. As previously reported, in order to improve the property's competitive position excess cash flow is being reinvested in property improvements. In addition to the replacement of carpeting, vinyl flooring, and appliances in units as needed, exterior repairs and enhancements continue to be made to upgrade the appearance of the property as a whole. As a result of these ongoing improvements, higher than expected rental rate increases have been implemented at the property. Further rental rate increases are planned for fiscal year 1998. As a result of these rental rate increases, the Seven Trails joint venture has begun to produce excess net cash flow. In the fourth quarter of fiscal 1997, the Partnership received a distribution of $70,000 from the Seven Trails joint venture, and during the quarter ended December 31, 1997 the Partnership received another distribution of approximately $173,000.

      The occupancy level at the Carriage Hill Apartments, located in Randallstown, Maryland, averaged 95% for the quarter ended December 31, 1997, unchanged from the prior quarter and the same period in the prior year. As discussed further in the Annual Report, the fiscal 1995 refinancing of the first mortgage loan secured by the Carriage Hill Apartments reduced the venture's monthly debt service requirements and provided additional funds which have been used to make improvements to the property. These improvements included the conversion of the gas utilities to individual metering for each apartment unit. In the past, operating results have been negatively impacted by high utility costs incurred during the winter season. By transferring the utility payments to the tenants, the property management company sought to reduce and stabilize property operating expenses. This conversion was completed in fiscal year 1996 and greater than 90% of the residents currently pay for their individual gas usage. Until recently, residents have had the option upon renewal of their leases to lower their current monthly rental rate and begin paying their own gas bill or to continue with landlord-paid gas and accept a rental rate increase. However, in order to have all residents paying for individual gas usage by the end of fiscal year 1998, any tenant with landlord-paid gas who renews their lease after October 1, 1997 will now pay their own utility costs. The property's leasing team continues to offer prospective residents the option of renting an updated apartment unit. So far, 26 units have been updated and leased at higher rental rates. These 26 apartment units are priced at an additional monthly rent of $75 per apartment, which is an average increase in excess of 10% over the prior rental rate.

      Bell Plaza Shopping Center in Amarillo, Texas, was 98% leased as of December 31, 1997, down slightly from 99% last quarter. However, two tenants that closed their operations in the Center in January 1997, with leases totalling 3,237 square feet, are no longer meeting their contractual rental obligations. As a result, the property's management team is actively pursuing the available legal remedies for the collection of all unpaid rent. Subsequent to the quarter-end, the property's leasing team signed a lease with a new tenant for approximately 1,500 square feet, replacing the only tenant who vacated during the quarter ended December 31, 1997. The property's leasing team is actively negotiating a potential lease for a portion of the remaining 5,000 square feet of vacant space at Bell Plaza. Three leases totalling 9,000 square feet or 6% of the Center's total leasable area come up for renewal during calendar year 1998. As previously reported, the Partnership had been exploring the potential for a sale of the Bell Plaza Shopping Center property. However, based on discussions with local and regional brokers specializing in retail properties, the Partnership and its co-venture partner have decided not to pursue a near-term sale at this time. In light of current market conditions, both the Partnership and the co-venturer believe that it would be in their best interests to continue to work on improving the tenant mix and cash flow of the property before pursuing sale strategies for Bell Plaza.

      At December 31, 1997, the Partnership had cash and cash equivalents of $2,447,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, as necessary, related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

      The Partnership reported net income of $22,000 for the three-month period ended December 31, 1997, as compared to net income of $74,000 for the same period in the prior year. This unfavorable change of $52,000 in net operating results is primarily due to a decrease of $37,000 in the Partnership's share of ventures' income. The Partnership's share of ventures' income decreased mainly due to a reduction in combined rental revenues which was partially offset by lower property operating expenses and interest expense. Rental revenues decreased partly due to lower average occupancy levels at the Greenbrier and Seven Trails properties and the lower average leasing level at the Bell Plaza Shopping Center for the current quarter when compared to the same period in the prior year. In addition, rental revenues were lower at the Carriage Hill property in the current three-month period due to process of transferring the utility payments to the tenants, as discussed further above. Property operating expenses decreased mainly due to a reduction in utilities expense and certain administrative costs at the Carriage Hill joint venture. Interest expense decreased mainly due to the scheduled amortization of outstanding mortgage loan balances at three of the four joint ventures.

      An increase of $15,000 in the Partnership's operating loss also contributed to the unfavorable change in net operating results for the current three-month period. The Partnership's operating loss increased due to an increase in general and administrative expenses. General and administrative expenses increased primarily due to the timing of certain recurring professional services as compared to the prior year. An increase in interest income of $10,000 partially offset the increase in general and administrative expenses. Interest income was higher in the current three-month period due to an increase in the Partnership's average outstanding cash reserve balances.

                                     PART II
                                Other Information



Item 1. Legal Proceedings      NONE

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


Date:  February 20, 1998