Form 10-Q
period 1998-03-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-05-15
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------
                                    FORM 10-Q

        |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 BALANCE SHEETS
                March 31, 1998 and September 30, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   March 31    September 30
                                                   --------    ------------

Cash and cash equivalents                          $  2,497     $  2,165
                                                   ========     ========

                        LIABILITIES AND PARTNERS' DEFICIT

Losses in excess of investments and
  advances in joint ventures                       $  3,406     $  3,305
Accounts payable and accrued expenses                    38           47
Partners' deficit                                      (947)      (1,187)
                                                   --------     --------
                                                   $  2,497     $  2,165
                                                   ========     ========



                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                                 (In thousands)


                                                  General      Limited
                                                  Partner      Partners
                                                  -------      --------

Balance at September 30, 1996                     $  (206)     $  (1,056)
Net income                                              1             66
                                                  -------      ---------
Balance at March 31, 1997                         $  (205)     $    (990)
                                                  =======      =========

Balance at September 30, 1997                     $  (205)     $    (982)
Net income                                              2            238
                                                  -------      ---------
Balance at March 31, 1998                         $  (203)     $    (744)
                                                  =======      =========



                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended    Six Months Ended
                                        March 31,           March 31,
                                   ------------------   -----------------
                                    1998       1997      1998       1997
                                    ----       ----      ----       ----

Revenues:
   Interest and other income      $   85     $   23     $  119    $    47

Expenses:
   General and administrative         50         49        117         91
                                  ------     ------     ------    -------

Operating income (loss)               35        (26)         2        (44)

Partnership's share of
   unconsolidated ventures'
   income                            183         19        238        111
                                  ------     ------     ------    -------

Net income (loss)                 $  218     $   (7)    $  240    $    67
                                  ======     ======     ======    =======

Net income (loss) per
  Limited Partnership Unit        $ 6.18     $(0.19)    $ 6.80    $  1.90
                                  ======     ======     ======    =======


   The above net income (loss) per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.














                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                      1998        1997
                                                      ----        ----
Cash flows from operating activities:
  Net income                                       $    240    $      67
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Partnership's share of ventures' income            (238)        (111)
    Changes in assets and liabilities:
     Accounts payable and accrued expenses               (9)          (7)
                                                   --------    ---------
      Total adjustments                                (247)        (118)
                                                   --------    ---------
      Net cash used in operating activities              (7)         (51)

Cash flows from investing activities:
  Distributions from joint ventures                     348           65
  Additional investments in joint ventures               (9)         (14)
                                                   --------    ---------
      Net cash provided by investing activities         339           51
                                                   --------    ---------

Net increase in cash and cash equivalents               332            -

Cash and cash equivalents, beginning of period        2,165        1,739
                                                   --------    ---------

Cash and cash equivalents, end of period           $  2,497    $   1,739
                                                   ========    =========













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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and September 30, 1997 and revenues and expenses for the three- and six-month periods ended March 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the six-month periods ended March 31, 1998 and 1997 is $44,000 and $42,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1998 and 1997 is $3,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      Summarized operating results of the joint ventures for the three and six months ended March 31, 1998 and 1997 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended March 31, 1998 and 1997
                                 (in thousands)

                                Three Months Ended      Six Months Ended
                                     March 31,              March 31,
                                -----------------       ----------------
                                  1998     1997           1998     1997
                                  ----     ----           ----     ----

   Rental revenues and
     expense recoveries         $ 3,026   $2,941         $5,878   $5,952
   Interest and other income        199      149            339      305
                                -------   ------         ------   ------
                                  3,225    3,090          6,217    6,257

   Property operating expenses    1,140    1,352          2,316    2,601
   Interest expense               1,181    1,121          2,241    2,241
   Depreciation and
     amortization                   679      669          1,376    1,339
                                -------   ------         ------   ------
                                  3,000    3,142          5,933    6,181
                                -------   ------         ------   ------
   Net income (loss)            $   225   $  (52)        $  284   $   76
                                =======   ======         ======   ======

   Net income (loss):
     Partnership's share of
       combined income (losses) $   183   $   19         $  238   $  111
     Co-venturers' share of
       combined income (losses)      42      (71)            46      (35)
                                -------   ------         ------   ------
                                $   225   $  (52)        $  284   $   76
                                =======   ======         ======   ======

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

      The average occupancy level at the Greenbrier Apartments, located in Indianapolis, Indiana, remained at 91% for the quarter ended March 31, 1998, down slightly from 92% for the same period one year ago. As discussed further in the Annual Report, because the first mortgage loan secured by the Greenbrier Apartments is scheduled to mature on June 29, 1998, the Partnership and its joint venture partner had begun to review both refinancing and sale opportunities during the latter part of fiscal 1997. During the first quarter of fiscal 1998, the Partnership and the co-venturer agreed to initiate a marketing program for the possible sale of the property. During the second quarter, the Partnership and the co-venturer engaged a national real estate brokerage firm to market Greenbrier for sale. As part of the formal marketing campaign, which began in early March, the property was marketed extensively. Sales packages were distributed to national, regional, and local prospective purchasers. As a result of these sales efforts, several offers were received. Management then asked the prospective purchasers to submit best and final offers. Management subsequently received best and final offers from eight of the prospective buyers. After completing an evaluation of the five highest final offers and the relative strength of the prospective purchasers, an offer has been selected. Management is currently in the process of negotiating a purchase and sale agreement with this prospective buyer and hopes to close on a sale transaction by the June 29, 1998 loan maturity date. However, since any sale transaction remains subject to, among other things, execution of a definitive purchase and sale agreement and the satisfactory completion of the buyer's due diligence, there can be no assurances that a sale will be successfully completed. While pursuing the closing of this potential sale transaction, management will also work with the existing lender for a potential short-term extension of the maturity date of the first mortgage loan, if necessary, to coincide with the actual sale closing date.

      On March 19, 1998, the Partnership was notified by one of its co-venture partners in the Carriage Hill joint venture that it would be exercising the "buy/sell" provision in the joint venture agreement. Under the terms of this provision, this co-venturer, which was admitted to the joint venture as part of a 1988 restructuring transaction, had to propose a price at which it would either purchase the other partners' interests in the venture or agree to the sale of its interest in the venture to the other partners. The Partnership and its original co-venture partner in the Carriage Hill joint venture had 45 days to decide whether to sell their interests to the exercising partner or acquire the interest of the exercising partner at the specified gross sale price for the venture's assets of approximately $33.3 million. At an equivalent gross sale price of $33.3 million, the net proceeds to the Partnership for the sale of its interest would be approximately $700,000 after repayment of the outstanding first mortgage debt of $27.4 million, the exercising partner's preferred investment return of approximately $5 million and the original co-venturer's share of the proceeds of $200,000. In order to purchase the exercising partner's interest, the Partnership and the original co-venturer would need to come up with cash in the amount of the aforementioned $5 million value of the other partner's position. After a thorough review and analysis, the Partnership and the original co-venturer notified the exercising partner on May 1, 1998 of their decision to buy its interest for approximately $5 million in cash and put up a $300,000 deposit in connection with this pending transaction in accordance with the terms of the joint venture agreement. The Partnership and the original co-venture partner now have an additional 50 days to close this transaction. Once the Partnership and the original co-venturer complete the acquisition of the other partner's interest, the parties would expect to explore the potential for a possible near-term sale of the Carriage Hill property to a third-party. Management believes that such a sale would result in a gross sale price of greater than $33.3 million. The occupancy level at the Carriage Hill Apartments, located in Randallstown, Maryland, remained at 95% for the third consecutive quarter compared to 93% for the same period in the prior year. As discussed further in the Annual Report, the fiscal 1995 refinancing of the first mortgage loan secured by the Carriage Hill Apartments reduced the venture's monthly debt service requirements and provided additional funds which have been used to make improvements to the property. These improvements included the conversion of the gas utilities to individual metering for each apartment unit. In the past, operating results have been negatively impacted by high utility costs incurred during the winter season. By transferring the utility payments to the tenants, the property management company sought to reduce and stabilize property operating expenses. This conversion was completed in fiscal year 1996 and greater than 90% of the residents currently pay for their individual gas usage. Until recently, residents have had the option upon renewal of their leases to lower their current monthly rental rate and begin paying their own gas bill or to continue with landlord-paid gas and accept a rental rate increase. However, in order to have all residents paying for individual gas usage by the end of fiscal year 1998, any tenant with landlord-paid gas who renews their lease after October 1, 1997 will now pay their own utility costs.

      The average occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, increased to 94% for the quarter ended March 31, 1998, from 92% the prior quarter. The property's occupancy level is comparable to other competitive properties in the local market. In order to maintain occupancy levels, the property's management team has been forced to match the leasing concessions of its competition by offering $100 off the first month's rent. Nonetheless, the property's leasing team did implement a 1.5% rental rate increase on new leases being signed at the property in January 1998 and plans to increase rental rates an additional 0.9% as of June 1998. As a result of the gradually improving market conditions, the Seven Trails joint venture has begun to produce excess net cash flow for the first time in several years. In the fourth quarter of fiscal 1997, the Partnership received a distribution of $70,000 from the Seven Trails joint venture, and during the six months ended March 31, 1998 the Partnership received another $173,000 from the joint venture in the form of a distribution in the amount of $122,000 and an interest payment on a loan to the joint venture of $51,000. As previously reported, there are four new apartment communities with a total of 888 units currently being developed approximately five miles from the Seven Trails West Apartments. While these properties are not expected to compete directly with Seven Trails West, the property's management and leasing team is closely monitoring their leasing progress. One property with 112 units is expected to begin leasing in June 1998, and another with 276 units has begun leasing, which is expected to be completed in September 1998. Construction for the additional 500 units is underway; it is expected that 300 units will be completed in the spring of 1999 and the other 200 units will be completed in the summer of 1999.

      Bell Plaza Shopping Center in Amarillo, Texas, remained 97% leased as of March 31, 1998, unchanged from last quarter. However, two tenants that closed their operations in the Center in January 1997, with leases totalling 3,237 square feet, are no longer meeting their contractual rental obligations. The property's management team is actively pursuing the available legal remedies for the collection of all unpaid rent, but management believes that the recovery of any of the delinquent amounts is unlikely due to the poor financial condition of both tenants. During the current quarter, the property's leasing team signed a lease with a new tenant for approximately 1,500 square feet, replacing the only tenant that vacated during the quarter ended March 31, 1998. The property's leasing team is actively negotiating a potential lease for a portion of the remaining 5,000 square feet of vacant space at Bell Plaza. Three leases totalling 9,000 square feet, or 6% of the Center's total leasable area, come up for renewal during calendar year 1998. As previously reported, the Partnership had been exploring the potential for a sale of the Bell Plaza Shopping Center property. However, based on discussions with local and regional brokers specializing in retail properties, the Partnership and its co-venture partner have decided not to pursue a near-term sale at this time. In light of current market conditions, both the Partnership and the co-venturer believe that it would be in their best interests to continue to work on improving the tenant mix and cash flow of the property before pursuing sale strategies for Bell Plaza.

      At March 31, 1998, the Partnership had cash and cash equivalents of $2,497,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, as necessary, related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1998
---------------------------------

      The Partnership reported net income of $218,000 for the three-month period ended March 31, 1998, as compared to a net loss of $7,000 for the same period in the prior year. This favorable change of $225,000 in net operating results is primarily due to an increase of $164,000 in the Partnership's share of ventures' income. The Partnership's share of ventures' income increased mainly due to a decrease in property operating expenses and an increase in combined rental revenues. Property operating expenses decreased mainly due to a reduction in utilities and advertising expenses at the Carriage Hill joint venture. In addition, management fees decreased at the Greenbrier and Seven Trails joint ventures due to a restructuring of the related management agreements which resulted in a reduction in the percentage rate of gross rents used to calculate the monthly fees. Rental revenues increased primarily due to higher rental rates achieved at the Seven Trails and Carriage Hill properties.

      A favorable change of $61,000 in the Partnership's operating income (loss) also contributed to the favorable change in net operating results for the current three-month period. The Partnership's operating income (loss) improved primarily due to an increase in interest income. Interest income was higher in the current three-month period due to an increase in the Partnership's average outstanding cash reserve balances and due to the interest payments received in the current period on a loan from the Partnership to the Seven Trails joint venture.

Six Months Ended March 31, 1998
-------------------------------

       The Partnership reported net income of $240,000 for the six-month period ended March 31, 1998, as compared to net income of $67,000 for the same period in the prior year. This increase of $173,000 in net income is primarily due to an increase of $127,000 in the Partnership's share of ventures' income. The Partnership's share of ventures' income increased mainly due to a decrease in property operating expenses. Property operating expenses decreased mainly due to a reduction in utilities and advertising expenses at the Carriage Hill joint venture. In addition, management fees declined at the Greenbrier and Seven Trails joint ventures due to a restructuring of the related management agreements which resulted in a reduction in the percentage rate of gross rents used to calculate the monthly fees.

      A favorable change of $46,000 in the Partnership's operating income (loss) also contributed to the favorable change in net income for the current six-month period. The Partnership's operating income (loss) improved primarily due to an increase in interest income. Interest income was higher in the current six-month period due to an increase in the Partnership's average outstanding cash reserve balances and due to interest payments received in the current period on a loan from the Partnership to the Seven Trails joint venture. The increase in interest income was partially offset by an increase in general and administrative expenses which was caused mainly by an increase in certain legal and other professional fees.

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

                       PAINE WEBBER INCOME PROPERTIES FIVE
                               LIMITED PARTNERSHIP


                        By: FIFTH INCOME PROPERTIES FUND, INC.
                            ----------------------------------
                            Managing General Partner



                        By:  /s/ Walter V. Arnold
                             --------------------
                             Walter V. Arnold
                             Senior Vice President and Chief
                             Financial Officer


Date:  May 13, 1998