Form 10-Q
period 1998-06-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-08-14
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------
                                    FORM 10-Q

        |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

        |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from _________ to ________.

                         Commission File Number: 0-12087

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           04-2780287
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                        02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
                June 30, 1998 and September 30, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   June 30   September 30
                                                   -------   ------------

Cash and cash equivalents                          $  2,834     $  2,165
Investment in joint ventures, at equity                 304            -
                                                   --------     --------
                                                   $  3,138     $  2,165
                                                   ========     ========

                        LIABILITIES AND PARTNERS' DEFICIT

Losses in excess of investments and
  advances in joint ventures                       $      -     $  3,305
Accounts payable and accrued expenses                    61           47
Note and interest payable to affiliate                4,010            -
Partners' deficit                                      (933)      (1,187)
                                                   --------    ---------
                                                   $  3,138     $  2,165
                                                   ========     ========



                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                  General      Limited
                                                  Partner      Partners
                                                  -------      --------

Balance at September 30, 1996                     $  (206)     $  (1,056)
Net income                                              1            112
                                                  -------      ---------
Balance at June 30, 1997                          $  (205)     $    (944)
                                                  =======      =========

Balance at September 30, 1997                     $  (205)     $    (982)
Net income                                              3            251
                                                  -------      ---------
Balance at June 30, 1998                          $  (202)     $    (731)
                                                  =======      =========



                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
           For the three and nine months ended June 30, 1998 and 1997
                (Unaudited) (In thousands, except per Unit data)

                                  Three Months Ended     Nine Months Ended
                                        June 30,              June 30,
                                  -------------------    -----------------
                                     1998       1997        1998       1997
                                     ----       ----        ----       ----

Revenues:
   Interest and other income      $    40    $   24     $   159      $    71

Expenses:
   Interest expense                    10         -          10            -
   General and administrative         125        94         242          185
                                  -------    ------     -------      -------
                                      135        94         252          185
                                  -------    ------     -------      -------

Operating loss                        (95)      (70)        (93)        (114)

Partnership's share of
   unconsolidated ventures'
   income                             109       116         347          227
                                  -------    ------     -------      -------

Net income                        $    14    $   46     $   254      $   113
                                  =======    ======     =======      =======

Net income per Limited
  Partnership Unit                $  0.40    $ 1.31     $  7.20      $  3.21
                                  =======    ======     =======      =======


   The above net income per Limited Partnership Unit is based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.













                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1998      1997
                                                        ----      ----
Cash flows from operating activities:
  Net income                                       $    254    $     113
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Interest on note payable to affiliate                10            -
    Partnership's share of ventures' income            (347)        (227)
    Changes in assets and liabilities:
       Accounts payable and accrued expenses             14           11
                                                   --------    ---------
      Total adjustments                                (323)        (216)
                                                   --------    ---------
      Net cash used in operating activities             (69)        (103)
                                                   --------    ---------

Cash flows from investing activities:
  Distributions from joint ventures                     794           65
  Additional investments in joint ventures           (4,056)         (14)
                                                   --------    ---------
      Net cash (used in) provided by
        investing activities                         (3,262)          51
                                                   --------    ---------

Cash flows from financing activities:
  Proceeds from note payable to affiliate             4,000            -
                                                   --------    ---------

Net increase (decrease) in cash and cash
   equivalents                                         669          (52)

Cash and cash equivalents, beginning of period        2,165        1,739
                                                   --------    ---------

Cash and cash equivalents, end of period           $  2,834    $   1,687
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and September 30, 1997 and revenues and expenses for the three- and nine-month periods ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the nine-months ended June 30, 1998 and 1997 is $76,000 and $64,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine months ended June 30, 1998 and 1997 is $5,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

      As discussed further in Note 4, during the quarter ended June 30, 1998 the Partnership obtained a $4 million loan from an affiliate of the Managing General Partner to finance a restructuring of the joint venture that owns the Carriage Hill Apartments. Interest expense on the related party loan totalled $10,000 for the quarter ended June 30, 1998.

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

      On June 23, 1998, the Partnership and its original co-venture partner, JBG/Carriage Hill Village Limited Partnership, purchased the 50% interest of its other co-venture partner, Signature Carriage Hill Village Apartments Limited Partnership, in the Randallstown Carriage Hill Associates Joint Venture. The Partnership had held a 40% interest and the original co-venture partner had held a 10% interest in the Joint Venture prior to this transaction. The Partnership contributed $4,048,000 and the original co-venturer contributed $1,012,000 to complete the purchase of the other partner's interest. After the purchase, the Partnership holds an 80% interest and the original co-venture partner holds a 20% interest.

      Summarized operating results of the joint ventures for the three and nine months ended June 30, 1998 and 1997 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 1998 and 1997
                                 (in thousands)

                               Three Months Ended       Nine Months Ended
                                    June 30,                 June 30,
                              -------------------       -----------------
                                  1998     1997           1998     1997
                                  ----     ----           ----     ----
   Rental revenues and
     expense recoveries         $ 2,998   $2,948         $8,876   $8,900
   Interest and other income        174      143            513      448
                                -------   ------         ------   ------
                                  3,172    3,091          9,389    9,348

   Property operating expenses    1,301    1,176          3,617    3,757
   Interest expense               1,016    1,121          3,257    3,362
   Depreciation and
     amortization                   687      670          2,063    2,029
                                -------   ------         ------   ------
                                  3,004    2,967          8,937    9,148
                                -------   ------         ------   ------
   Net income                   $   168   $  124         $  452   $  200
                                =======   ======         ======   ======

   Net income:
     Partnership's share
       of combined income
       (losses)                 $  109    $  116         $  347   $  227
     Co-venturers' share of
       combined income
       (losses)                     59         8            105      (27)
                               -------    ------         ------   ------
                               $   168    $  124         $  452   $  200
                               =======    ======         ======   ======

4.    Note Payable to Affiliate
      -------------------------

      On June 17, 1998, the Partnership obtained a $4,000,000 loan from PaineWebber Capital, Inc., an affiliate of the Managing General Partner. The proceeds of the note were used to finance the restructuring of the Carriage Hill joint venture (see Note 3). The note is payable on demand and bears interest at a rate of 6.56% per annum. As of June 30, 1998, the total balance of the principal and interest owed to the affiliate amounted to $4,010,000. The Partnership expects to repay the loan from the proceeds of the sale of the Greenbrier Apartments which is currently being marketed for sale.

          PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership's four remaining investment properties consist of three multi-family apartment complexes and one retail shopping center. While the current estimated market values of certain of the remaining properties are below the amounts paid for the properties at the time of the Partnership's original investments in 1983 and 1984, all of the properties currently have estimated values above their respective outstanding mortgage debt obligations. As previously reported, the Partnership's management is focusing on potential disposition strategies for the remaining investment properties. As a result, the Partnership could be positioned for a possible liquidation within the next 2 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

      On June 23, 1998, the Partnership and its original co-venture partner, JBG/Carriage Hill Village Limited Partnership, purchased the 50% interest of its other co-venture partner, Signature Carriage Hill Village Apartments Limited Partnership ("Signature"), in the Randallstown Carriage Hill Associates Joint Venture (the "Joint Venture"). The Partnership had held a 40% interest and the original co-venture partner had held a 10% interest in the Joint Venture prior to this transaction. The Partnership contributed $4,048,000 and the original co-venturer contributed $1,012,000 to complete the purchase of the other partner's interest. After the purchase, the Partnership holds an 80% interest and the original co-venture partner holds a 20% interest.

     On March 19, 1998, the Partnership was notified by Signature that it would be exercising the "buy/sell" provision in the Joint Venture agreement. Under the terms of this provision, this co-venturer, which was admitted to the Joint Venture as part of a 1988 restructuring transaction, had to propose a price at which it would either purchase the other partners' interests in the Venture or agree to the sale of its interest in the Venture to the other partners. The Partnership and its original co-venture partner in the Carriage Hill Joint Venture had 45 days to decide whether to sell their interests to the exercising partner or acquire the interest of the exercising partner at the specified gross sale price for the Venture's assets of approximately $33.3 million. At an equivalent gross sale price of $33.3 million, the net proceeds to the Partnership for the sale of its interest would have been approximately $700,000 after repayment of the outstanding first mortgage debt of $27.4 million, the exercising partner's preferred investment return of approximately $5 million and the original co-venturer's share of the proceeds of $200,000. After a thorough review and analysis, the Partnership and the original co-venturer notified the exercising partner on May 1, 1998 of their decision to buy its interest for approximately $5 million in cash and put up a $300,000 deposit in connection with the pending transaction in accordance with the terms of the Joint Venture agreement. The Partnership obtained its 80% share of the needed $5 million by executing a $4 million demand note to PaineWebber Capital, Inc., an affiliate of the Managing General Partner of the Partnership. The note bears interest at a rate of 6.56% per annum. The loan proceeds will be repaid upon the earlier to occur of the sale of the Greenbrier Apartments which, as discussed further below, is currently under contract for sale at a price which will generate sufficient proceeds to repay the loan, or the sale of the Carriage Hill Apartments. Now that the Partnership and the original co-venturer have completed the acquisition of the other partner's interest, the parties have begun to explore the potential for a possible near-term sale of the Carriage Hill property to a third-party. Management believes that such a sale will result in a gross sale price of greater than $33.3 million.

      The average occupancy level at the Greenbrier Apartments, located in Indianapolis, Indiana, was 89% for the quarter ended June 30, 1998, down slightly from 91% for the prior quarter. As discussed further in the Annual Report, because the first mortgage loan secured by the Greenbrier Apartments was scheduled to mature on June 29, 1998, the Partnership and its joint venture partner had begun to review both refinancing and sale opportunities during the latter part of fiscal 1997. During the first quarter of fiscal 1998, the Partnership and the co-venturer agreed to initiate a marketing program for the possible sale of the property. During the second quarter, the Partnership and the co-venturer engaged a national real estate brokerage firm to market Greenbrier for sale. As part of the formal marketing campaign, which began in early March, the property was marketed extensively. Sales packages were distributed to national, regional, and local prospective purchasers. As a result of these sales efforts, several offers were received. Management then asked the prospective purchasers to submit best and final offers. Management subsequently received best and final offers from five of the prospective buyers. After completing an evaluation of the final offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer and negotiated a purchase and sale agreement. This prospective buyer has made a non-refundable deposit of $350,000, and, while there can be no assurances that this transaction will be completed, management expects to close the sale of Greenbrier by August 31, 1998. Management has also reached agreement with the existing lender for a short-term extension of the maturity date of the first mortgage loan secured by the Greenbrier property to coincide with the actual sale closing date.

     The average occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, decreased to 92% for the quarter ended June 30, 1998, from 94% in the prior quarter. The property's occupancy level remains comparable to other competitive properties in the local market. In order to maintain occupancy levels, the property's management team has been forced to match the leasing concessions of its competition by offering $100 off the first month's rent. Nonetheless, the property's leasing team did implement a 1.5% rental rate increase in January 1998 on new leases being signed at the property. A further increase of 1% was implemented in June 1998. As previously reported, there are three new apartment communities with a total of 888 units currently being developed approximately five miles from the Seven Trails West Apartments. While these properties are not expected to compete directly with Seven Trails West, the property's management and leasing team is closely monitoring their leasing progress. One property, which will have 112 units, began pre-leasing in June 1998, and another with 276 units was 70% leased and 50% occupied as of June 30, 1998. Construction of the additional 500 units is underway; it is expected that 300 units will be completed in the spring of 1999 and the other 200 units will be completed in the fall of 1999. Because of the improvements in the apartment segment of the real estate market, the Partnership believes that it is the appropriate time to take advantage of any potential sale opportunities for the Seven Trails West Apartments. The Partnership has initiated discussions with real estate firms in order to define potential marketing strategies for selling this property.

      Bell Plaza Shopping Center in Amarillo, Texas, remained 97% leased as of June 30, 1998, unchanged from last quarter. However, two tenants that closed their operations in the Center in January 1997, with leases totalling 3,237 square feet, are no longer meeting their contractual rental obligations. The property's management team is actively pursuing the available legal remedies for the collection of all unpaid rent, but management believes that the recovery of any of the delinquent amounts is unlikely due to the poor financial condition of both tenants. The property's leasing team is actively negotiating a potential lease for a portion of the remaining 5,000 square feet of vacant space at Bell Plaza. Over the next year, four leases representing a total of 24,020 square feet will expire. The largest of the four, a cinema tenant, has a June 1999 lease expiration and represents 15,050 square feet of this total. The prospects for the renewal of this significant lease are uncertain at the present time. Modifying the cinema space to accommodate another type of user could result in a significant amount of capital improvement costs. In light of the property's current leasing status and the uncertainty regarding the cinema's lease expiration, the Partnership has decided to renew efforts to sell the Bell Plaza property in the near term. As part of a plan to market the property for sale, discussions are being held with real estate firms with a specialty in selling retail centers like Bell Plaza.

      At June 30, 1998, the Partnership had cash and cash equivalents of $2,834,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, as necessary, related to the Partnership's joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1998
---------------------------------

     The Partnership reported net income of $14,000 for the three-month period ended June 30, 1998, as compared to net income of $46,000 for the same period in the prior year. This decrease of $32,000 in net income is due to an increase in the Partnership's operating loss of $25,000 and a decrease of $7,000 in the Partnership's share of ventures' income. The Partnership's operating loss increased primarily due to an increase in general and administrative expenses. General and administrative expenses increased mainly due to an increase in certain required legal fees incurred in connection with the restructuring of the Carriage Hill joint venture, as discussed further above. In addition, interest expense increased due to the $4,000,000 demand note obtained by the Partnership for the purchase of the co-venturer's interest in the Carriage Hill joint venture. The increases in general and administrative and interest expenses were partially offset by an increase in interest and other income of $16,000. Interest income was higher in the current three-month period due to an increase in the Partnership's average outstanding cash reserve balances.

      The Partnership's share of ventures' income decreased slightly mainly due to an increase in combined property operating expenses for the current three-month period. Property operating expenses increased mainly due to higher utilities costs and management fee expense at the Carriage Hill joint venture. In addition, utilities and general and administrative expenses increased at the Seven Trails joint venture for the current three-month period. The increase in combined property operating expenses was partially offset by an increase in rental income and expense recoveries. Rental revenues increased primarily due to higher rental rates achieved at the Carriage Hill property.

Nine Months Ended March 31, 1998
--------------------------------

       The Partnership reported net income of $254,000 for the nine-month period ended June 30, 1998, as compared to net income of $113,000 for the same period in the prior year. This increase in net income of $141,000 is primarily due to an increase of $120,000 in the Partnership's share of ventures' income. The Partnership's share of ventures' income increased mainly due to decreases in combined property operating expenses and interest expense. Property operating expenses decreased mainly due to a reduction in utilities and advertising expenses at the Carriage Hill joint venture. In addition, management fees declined at the Greenbrier and Seven Trails joint ventures due to a restructuring of the related management agreements which resulted in a reduction in the percentage rate of gross rents used to calculate the monthly fees. Utilities expense also decreased at the Greenbrier joint venture. Interest expense decreased due to the regular principal amortization of the mortgage loans encumbering three of four joint venture properties.

     A decrease of $21,000 in the Partnership's operating loss also contributed to the increase in net income for the current nine-month period. The Partnership's operating loss improved primarily due to an increase in interest income of $78,000. Interest income was higher in the current nine-month period due to an increase in the Partnership's average outstanding cash reserve balances and due to interest payments received in the current period on a loan from the Partnership to the Seven Trails joint venture. The increase in interest income was partially offset by an increase in general and administrative expenses of $57,000. The increase in general and administrative expenses was caused mainly by an increase in certain legal and other professional fees incurred in connection with the restructuring of the Carriage Hill joint venture, as discussed further above. Interest expense also increased due to the $4,000,000 demand note obtained by the Partnership for the purchase of the co-venturer's interest in the Carriage Hill joint venture.

                                     PART II
                                Other Information



Item 1. Legal Proceedings     NONE

Item 2. through 5.            NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b) Reports on Form 8-K:

     The Partnership filed a report on Form 8-K dated June 23, 1998 reporting the purchase by the Partnership and its original co-venturer of a second co-venturer's interest in the Randallstown Carriage Hill Associates Joint Venture. Such report is hereby incorporated herein by reference.

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


Date:  August 14, 1998