Form 10-K405
period 1998-09-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1999-04-01
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-12087


             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
              -----------------------------------------------------
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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-------------------                                  ------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
May 26, 1983, as supplemented

Current Reports on Form 8-K of registrant                         Part IV
dated September 10, 1998 and September 21, 1998

                   PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
                                       1998 FORM 10-K

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
              Reports on Form 8-K                                        IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-30

    This Form 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, which consisted of four multi-family apartment complexes and one retail shopping center. As discussed further below, through September 30, 1998 three of the Partnership's original investments have been sold. As of September 30, 1998, the Partnership owned interests in operating investment properties through joint venture partnerships as set forth in the following table:

Name of Joint Venture                    Date of
Name and Type of Property                Acquisition
Location                      Size       of Interest Type of Ownership (1)
----------------------------  --------   ----------- ----------------------

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

      The Partnership previously owned an interest in Cambridge Associates, a joint venture which owned the Cambridge Apartments, a 378-unit apartment complex located in Omaha, Nebraska. On June 30, 1994, Cambridge Associates sold its operating investment property to an affiliate of the Partnership's co-venture partner for a gross purchase price of $9.7 million. After repayment of the outstanding mortgage debt and payment of transaction closing costs, net proceeds of approximately $4.7 million were available for distribution to the venture partners. In accordance with the joint venture agreement, the Partnership was entitled to and received approximately $3.7 million of such proceeds. A portion of the Cambridge sales proceeds was added to the Partnership's cash reserves in anticipation of future capital requirements at certain of the remaining joint ventures. The remainder of the proceeds, totalling approximately $2.2 million, was distributed to the Limited Partners in September 1994. On September 10, 1998, Greenbrier Associates, a joint venture which owned the Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana, sold its operating investment property to an unrelated third party for a gross sales price of $11.85 million. The Partnership received net proceeds of approximately $5,498,000 from the Greenbrier sale after deducting closing costs of approximately $119,000, closing proration adjustment of approximately $424,000, the repayment of the existing first mortgage loan of $5,400,000 and related accrued interest of approximately $26,000, and a payment of approximately $383,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. On September 21, 1998, Randallstown Carriage Hill Associates, and Signature Partners, L.L.C., a joint venture and limited liability company which owned the Carriage Hill Village Apartments and adjoining land, sold its operating investment property and land to an unrelated third party for an aggregate sales price of $37.35 million. The Partnership received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of $27,298,000 and a payment of approximately $1,982,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Of the total proceeds received by the Partnership of $8,481,000, as discussed further in Item 7, $4 million represented a reimbursement of funds originally advanced to buy out the selling co-venture partner's interest in the Carriage Hill joint venture on June 23, 1998. The Partnership had borrowed the $4 million required to complete the buyout of the selling partner's interest from an affiliate of the Managing General Partner. The $4 million related party loan was repaid on September 11, 1998 from the Partnership's share of the net proceeds from the sale of the Greenbrier Apartments.

      The Partnership's original investment objectives were to:

     (i) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
    (ii) preserve  and protect  the  Limited  Partners' capital;
   (iii) obtain long-term  appreciation in the value of its  properties;  and
    (iv) provide a build-up of equity through the reduction of mortgage loans on its properties.

      Through September 30, 1998, the Limited Partners had received cumulative cash distributions totalling approximately $18,047,000, or approximately $542 per original $1,000 investment for the Partnership's earliest investors, of which approximately $7,720,000, or $284 per original $1,000 investment, represents net proceeds from a refinancing of the Carriage Hill Apartments in 1987 and approximately $2,200,000, or $63 per original $1,000 investment, represents the distributed portion of the net proceeds from the sale of the Cambridge Apartments in 1994. The remaining distributions made through September 30, 1998 have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. Subsequent to year-end on October 1, 1998, the Partnership distributed approximately $3,493,000, or $100 per original $1,000 investment, from the net sale proceeds of the Greenbrier Apartments. The Partnership expects to distribute approximately $8,383,000, or $240 per original $1,000 investment, from the net proceeds from the sale of the Carriage Hill property sometime in early calendar year 1999 after it receives final approval from HUD for the assumption of the HUD-insured first mortgage loan by the buyer of the Carriage Hill property. The Partnership suspended the payment of regular quarterly distributions of excess net cash flow in fiscal 1988. As of September 30, 1998, the Partnership retains its ownership interest in two of its five original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot be determined with certainty at the present time. The Partnership is currently focusing on potential disposition strategies for the two remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Seven Trails and Bell Plaza investments could be completed by the end of calendar year 1999. The sales of the two remaining properties would be followed by an orderly liquidation of the Partnership.

      Both of the remaining properties in which the Partnership has an interest are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in most markets over the past several years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past two years, development activity for multi-family properties in many markets has escalated significantly. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates, tenant mix and tenant improvement allowances.

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

Item 2. Properties

      As of September 30, 1998, the Partnership owned interests in two operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for each property owned during fiscal 1998:

                                            Percent Occupied At
                              --------------------------------------------------
                                                                       Fiscal
                                                                       1998
                              12/31/97   3/31/98    6/30/98   9/30/98  Average
                              --------   -------    -------   -------  -------

Seven Trails West Apartments     92%       94%        92%       91%       92%

Bell Plaza Shopping Center       98%       97%        97%       97%       97%

Greenbrier Apartments (1)        91%       91%        89%       N/A       N/A

Carriage Hill Village
  Apartments (2)                 95%       95%        95%       N/A       N/A

(1)The Greenbrier Apartments property was sold on September 10, 1998 (see Item
   7).

(2)The Carriage Hill Village Apartments property was sold on September 21, 1998 (see Item 7).

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1998 there were 2,134 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      No distributions were made to the Limited Partners during fiscal 1998.

Item 6.  Selected Financial Data

             Paine Webber Income Properties Five Limited Partnership
       For the years ended September 30, 1998, 1997, 1996, 1995 and 1994
                       (In thousands except per Unit data

                                             Years Ended September 30,
                                 ----------------------------------------------------------
                                   1998        1997       1996        1995       1994
                                   ----        ----       ----        ----       ----

Revenues                           $   231     $   98     $    90      $   106    $    87

Operating loss                     $   (91)    $ (138)    $  (132)     $  (207)   $  (262)

Partnership's share of
  ventures' income (losses)        $   529     $  213     $  (691)     $(1,182)   $  (995)

Partnership's share of gains on
  sale of operating investment
  properties                       $15,518          -           -            -    $ 3,174

Net income (loss)                  $15,956    $    75     $  (823)     $(1,389)   $ 1,917

Net income (loss) per Limited
  Partnership Unit                 $452.25    $  2.13     $(23.33)     $(39.37)   $ 54.36

Cash distributions from sale,
  refinancing or other disposition
  transactions per Limited
  Partnership Unit                       -          -           -            -    $ 63.00

Total assets                       $15,719    $ 2,165     $ 1,739     $  1,658    $ 1,836

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

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from May 1983 to May 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $34,928,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $30,920,000 was invested in joint venture interests in five operating investment properties, which consisted of four residential apartment properties and one retail shopping center. Through September 30, 1998, three of the residential apartment properties had been sold, including two during fiscal 1998, as discussed further below. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments in accordance with the respective joint venture agreements.

      On September 10, 1998, Greenbrier Associates, a joint venture in which the Partnership has an interest, sold the property known as Greenbrier Apartments located in Indianapolis, Indiana, to an unrelated third party for $11,850,000. The Partnership received net proceeds of approximately $5,498,000 after deducting closing costs of approximately $119,000, closing proration adjustments of approximately $424,000, the repayment of the existing first mortgage loan of $5,400,000 and related accrued interest of approximately $26,000 and a payment of approximately $383,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Because the first mortgage loan secured by the Greenbrier Apartments was scheduled to mature on June 29, 1998, the Partnership and its joint venture partner had begun to review both refinancing and sale opportunities during the latter part of fiscal 1997. During the first quarter of fiscal 1998, the Partnership and the co-venturer agreed to initiate a marketing program for the possible sale of the property. During the second quarter, the Partnership and the co-venturer engaged a national real estate brokerage firm to market Greenbrier for sale. As part of the formal marketing campaign, which began in early March, the property was marketed extensively. Sales packages were distributed to national, regional, and local prospective purchasers. As a result of these sales efforts, several offers were received. Management then asked the prospective purchasers to submit best and final offers. Management subsequently received best and final offers from five of the prospective buyers. After completing an evaluation of the final offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer and negotiated a purchase and sale agreement. As a result of the sale of Greenbrier Apartments, the Partnership made a special distribution of $100 per original $1,000 investment, or approximately $3,493,000, on October 1, 1998 to unitholders of record as of the September 10, 1998 sale date. The remaining net proceeds from the sale of Greenbrier of approximately $2,005,000, along with an amount of the Partnership's cash reserves, were used to help pay off a $4,000,000 demand loan that the Partnership had obtained from PaineWebber Capital, Inc., an affiliate of the Managing General Partner, as discussed below.

      On September 21, 1998, Randallstown Carriage Hill Associates and Signature Partners LLC, a joint venture and a limited liability company in which the Partnership had interests, sold the property known as Carriage Hill Village Apartments and adjoining land located in Randallstown, Maryland, to unrelated third parties for an aggregate sale price of $37,350,000. The Partnership received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of $27,298,000 and a payment of approximately $1,982,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Of the total proceeds received by the Partnership of $8,481,000, as discussed further below, $4 million represented a reimbursement of funds originally advanced to buy out the selling co-venture partner's interest in the Carriage Hill joint venture on June 23, 1998. The Partnership had borrowed the $4 million required to complete the buyout of the selling partner's interest from an affiliate of the Managing General Partner. The $4 million related party loan was repaid on September 11, 1998 from a combination of cash reserves and the Partnership's share of the net proceeds from the sale of the Greenbrier Apartments.

      On June 23, 1998, the Partnership and its original co-venture partner, JBG/Carriage Hill Village Limited Partnership, purchased the 50% interest of its other co-venture partner, Signature Carriage Hill Village Apartments Limited Partnership, in the Randallstown Carriage Hill Associates Joint Venture. The Partnership had held a 40% interest and the original co-venture partner had held a 10% interest in the Joint Venture prior to this transaction. The Partnership contributed $4,048,000 and the original co-venturer contributed $1,012,000 to complete the purchase of the other partner's interest. After the purchase, the Partnership held an 80% interest and the original co-venture partner held a 20% interest. On March 19, 1998, the Partnership was notified by Signature that it would be exercising the "buy/sell" provision in the Joint Venture agreement. Under the terms of this provision, this co-venturer, which was admitted to the Joint Venture as part of a 1988 restructuring transaction, had to propose a price at which it would either purchase the other partners' interests in the Venture or agree to the sale of its interest in the Venture to the other partners. The Partnership and its original co-venture partner in the Carriage Hill Joint Venture had 45 days to decide whether to sell their interests to the exercising partner or acquire the interest of the exercising partner at the specified gross sale price for the Venture's assets of approximately $33.3 million. At an equivalent gross sale price of $33.3 million, the net proceeds to the Partnership for the sale of its interest would have been approximately $700,000 after the assumption of the outstanding first mortgage debt of $27.4 million, the exercising partner's preferred investment return of approximately $5 million and the original co-venturer's share of the proceeds of $200,000. After a thorough review and analysis, the Partnership and the original co-venturer notified the exercising partner on May 1, 1998 of their decision to buy its interest for approximately $5 million in cash.

      Because the Partnership believed that improvements in the apartment segment of the real estate market would allow the Partnership to achieve a higher net sale price now than may be possible in the future, the Partnership and its remaining co-venture partner held discussions concerning the near-term sale of the Carriage Hill Village Apartments immediately after completing the purchase of the selling partner's interest in June 1998. Subsequently, the Partnership and its co-venture partner selected a national real estate firm with a strong background in selling apartments. Preliminary sale materials were then finalized and extensive sale efforts began in late June 1998. As a result of those efforts, ten offers were received. After completing an evaluation of the offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer. On July 24, 1998, a purchase and sale agreement was signed and a non-refundable deposit of $100,000 was made by the prospective purchasers. The Carriage Hill sale allowed the Partnership to return approximately $3.7 million more in net sale proceeds and property escrows, after the repayment of the $4,000,000 buyout advance, than the $700,000 the Partnership would have received had it not acquired the selling co-venture partner's interest. Because the Partnership expects to receive final documentation by December 31, 1998 from HUD for the assumption of the HUD-insured first mortgage loan by the buyer of the Carriage Hill property, a special capital distribution is expected to be sent by January 15, 1999 from the sale of the Carriage Hill Village Apartments in the amount of approximately $8,383,000, or $240 per original $1,000 investment.

      As previously reported, the Partnership has been focusing on potential disposition strategies for the remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Seven Trails and Bell Plaza investments could be completed by the end of calendar year 1999. The sale of the two remaining properties would be followed by an orderly liquidation of the Partnership.

      Bell Plaza Shopping Center in Amarillo, Texas, was 97% leased as of September 30, 1998, compared to 99% as of September 30, 1997. The Partnership and its co-venture partner held discussions during the third quarter of fiscal 1998 concerning potential sale opportunities for the Bell Plaza property. After extensive discussions, it was agreed that marketing efforts would begin by the Partnership's fiscal year-end and would focus on regional buyers of specialty retail centers like Bell Plaza. These marketing efforts are currently underway. While Bell Plaza is 97% occupied, it was also agreed that the property's leasing team would actively pursue prospective retailers for the 5,000 square feet of currently vacant space as well as for the 24,020 square feet under the four leases that expire over the next twelve months. The largest of the four, a local theatre operator, has a June 1999 lease expiration and represents 15,050 square feet of this total. The property's leasing team is also pursuing lease renewals with these existing tenants.

      The occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, averaged 92% for fiscal 1998, compared to 93% for the prior year. The Partnership and its Seven Trails co-venture partner held discussions during the fourth quarter of fiscal 1998 concerning potential opportunities for a near-term sale of this 532-unit multi-family apartment complex, and agreed to market the property for sale. Subsequent to the fiscal year-end, the Partnership and its joint venture partner selected a local brokerage firm with a strong background in selling apartment properties in the St. Louis area. Preliminary sales materials were prepared and extensive sale efforts began in mid-October.

     At September 30, 1998, the Partnership had cash and cash equivalents of $13,867,000. Such cash includes the net proceeds from the sales of the Greenbrier and Carriage Hill properties, as discussed further above, after the repayment of the outstanding related party loan. Approximately $3.5 million of this cash balance was distributed to the Limited Partners subsequent to year-end, on October 1, 1998. Another $8.4 million of this balance is expected to be distributed to the Limited Partners in early calendar year 1999 immediately after the Partnership receives the formal approval from HUD for the assumption of the HUD-insured mortgage loan secured by the Carriage Hill property. The remainder of such cash and cash equivalents will be utilized for the working capital requirements of the Partnership, distributions to the Limited Partners and for future capital contributions, if necessary, related to the Partnership's remaining joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated by the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

     The Partnership reported net income of $15,956,000 for the year ended September 30, 1998, as compared to net income of $75,000 for the prior year. This increase in net income was primarily due to the $15,518,000 recognized as the Partnership's share of the gains on the sales of the Carriage Hill Village Apartments and the Greenbrier Apartments in September 1998. In addition, the Partnership's share of ventures' income increased by $316,000 in fiscal 1998. The increase in the Partnership's share of ventures' income was mainly due to an increase in interest and other income and decreases in interest expense and management fees. Other income was higher at Seven Trails and Greenbrier due to new management policies implemented at both properties during fiscal 1998 which resulted in additional service fee income. Interest expense decreased due to the regular principal amortization of the mortgage loans encumbering three of the four joint venture properties. Management fees decreased at the Greenbrier and Seven Trails joint ventures due to a restructuring of the related management agreements which resulted in a reduction in the percentage rate of gross rents used to calculate the monthly fees.

     A decrease of $47,000 in the Partnership's operating loss also contributed to the increase in net income for fiscal year 1998. The Partnership's operating loss decreased primarily due to an increase in interest and other income of $133,000. Interest income was higher due to an increase in the Partnership's average outstanding cash reserve balances as a result of the sale of the two properties in September 1998 and due to interest payments received during fiscal 1998 on a loan from the Partnership to the Seven Trails joint venture. The increase in interest income was partially offset by an increase in general and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in legal expenses related to the Carriage Hill restructuring transaction and the Partnership's asset disposition efforts discussed further above. In addition, the Partnership incurred interest expense of $63,000 in fiscal 1998 due to the $4,000,000 demand note obtained by the Partnership for the purchase of the co-venturer's interest in the Carriage Hill joint venture.

1997 Compared to 1996
---------------------

      The Partnership reported net income of $75,000 for the year ended September 30, 1997, as compared to a net loss of $823,000 for the same period in the prior year. This favorable change of $898,000 in net operating results was primarily due to a favorable change of $904,000 in the Partnership's share of ventures' income (losses). The favorable change in the Partnership's share of ventures' operations was mainly attributable to an increase in combined rental revenues and expense recoveries of $416,000 and decreases in interest expense and property operating expenses of $452,000 and $547,000, respectively. Rental revenues and expense recoveries increased mainly due to significant increases in the average occupancy levels at the Carriage Hill and Bell Plaza properties when compared to fiscal 1996. The average occupancy levels at the Carriage Hill and Bell Plaza properties when compared to the same period in the prior year. As noted above, the average occupancy level at the Carriage Hill Apartments improved from 89% for fiscal 1996 to 94% for fiscal 1997. The average leasing level at the Bell Plaza Shopping Center increased to 99% for fiscal 1997 from a level of 93% for the prior fiscal year. Increases in effective rental rates at the Seven Trails and Carriage Hill properties also contributed to the increase in rental revenues. The decrease in interest expense was mainly due to the April 1996 refinancing of the debt secured by the Seven Trails Apartments, which significantly lowered the venture's debt service costs. Property operating expenses decreased partly due to a reduction in utilities expense at the Carriage Hill property which was mainly a result of a utilities conversion project which transferred the obligation for the utilities payments to the tenants. In addition, repairs and maintenance costs declined significantly at the Seven Trails and Greenbrier properties in fiscal 1997.

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

1996 Compared to 1995
---------------------

      The Partnership reported a net loss of $823,000 for fiscal 1996 as compared to a net loss of $1,389,000 for fiscal 1995. The primary reason for this favorable change in net operating results was that the Carriage Hill joint venture recognized an extraordinary loss on the early extinguishment of debt during fiscal 1995 of approximately $1,177,000 as a result of the write-off of unamortized deferred financing costs related to the venture's prior debt in conjunction with a June 1995 refinancing transaction. The Partnership's share of this loss was approximately $471,000. Excluding this non-recurring charge during fiscal 1995, the Partnership's share of ventures' losses decreased by $20,000 when compared to the prior year. This decrease was mainly attributable to a $503,000 increase in combined revenues from the four joint ventures. Combined revenues increased largely due to improved occupancy and rental rates at the Seven Trails West and Greenbrier Apartments. Revenues were also higher at the Bell Plaza Shopping Center in fiscal 1996 due to certain leasing improvements. In addition, combined interest expense decreased by $261,000 as a result of the lower interest rates on the debts secured by the Carriage Hill Apartments and the Bell Plaza Shopping Center, which were refinanced in fiscal 1995, and on the debt secured by the Seven Trails Apartments, which was refinanced in fiscal 1996. The increase in rental revenues and decrease in interest expense were partially offset by increases in combined property operating expenses and depreciation and amortization of $634,000 and $122,000, respectively. Property operating expenses increased primarily due to higher utility costs at the Carriage Hill Apartments resulting from more severe weather conditions during fiscal 1996. During fiscal 1996, the venture completed the process of converting the utilities at Carriage Hill Apartments to individual metering. This conversion was undertaken in order to reduce the venture's future exposure to fluctuations in utility charges caused by extreme weather conditions. Depreciation and amortization expense increased at all of the joint ventures, except for Carriage Hill, during fiscal 1996 due to capital improvements, tenant improvements and leasing commissions which were incurred during the year.

      The Partnership's operating loss decreased by $75,000 for fiscal 1996, when compared to the prior year. The decrease in operating loss was mainly attributable to a decrease in general and administrative expenses of $91,000. General and administrative expenses decreased mainly due to certain incremental expenses incurred in fiscal 1995 relating to an independent valuation of the Partnership's operating properties.

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

    Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The retail segment of the real estate market continues to suffer from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

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

Inflation
---------

     The Partnership completed its fifteenth full year of operations in fiscal 1998 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses which would tend to rise with inflation. Tenants at the Partnership's apartment project have short-term leases, generally of 6-to-12 months in duration. Rental rates at this property can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date elected
      Name                      Office                      Age      to Office
      ----                      ------                      ---      ---------

Bruce J. Rubin       President and Director                 39       8/22/96
Terrence E. Fancher  Director                               45       10/10/96
Walter V. Arnold     Senior Vice President and Chief
                       Financial Officer                    51       10/29/85
David F. Brooks      First Vice President and Assistant
                       Treasurer                            56       11/19/82 *
Timothy J. Medlock   Vice President and Treasurer           37       6/1/88
Thomas W. Boland     Vice President and Controller          36       12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, Fifth Income Properties Fund, Inc., is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, the general partners of which are also officers of the Adviser and the Managing General Partner. One limited partner referred to below is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

================================================================================
                                                        Amount
                        Name and Address                Beneficially   Percent
Title of Class          of Beneficial Owner             Owned          of Class
--------------          -------------------             -----          --------

Units of Limited        Kensington Investments, Inc.    2,730          7.81%
Partnership             4 Orinda Way, Suite 220-D       Units
                        Orinda, CA  94563

================================================================================

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. No management fees were earned during fiscal 1998.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1998 is $88,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $15,000 for managing the Partnership's cash assets in fiscal 1998, which amount is included in general and administrative expenses on the accompanying statement of operations. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


      (b) Current Reports on Form 8-K were filed on September 10, 1998 and September 21, 1998 reporting the sales of the Greenbrier Apartments and Carriage Hill Village Apartments, respectively, and are hereby incorporated herein by reference.

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


                       PAINE WEBBER INCOME PROPERTIES FIVE
                               LIMITED PARTNERSHIP


                     By: Fifth Income Properties Fund, Inc.
                         ----------------------------------
                         Managing General Partner


                     By: /s/ Bruce J. Rubin
                         ------------------
                         Bruce J. Rubin
                         President and Chief Executive Officer


                     By: /s/ Walter V. Arnold
                         --------------------
                         Walter V. Arnold
                         Senior Vice President and
                         Chief Financial Officer


                     By: /s/ Thomas W. Boland
                         --------------------
                         Thomas W. Boland
                         Vice President and Controller

Dated:  January 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  January 13, 1999
   -----------------------                             ----------------
   Bruce J. Rubin
   Director





By:/s/ Terrence E. Fancher                      Date:  January 13, 1999
   -----------------------                             ----------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP


                                INDEX TO EXHIBITS

                                                              Page Number in the Report
Exhibit No.         Description of Document                   or Other Reference
-----------         -----------------------                   -------------------------
                    C>


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


(13)                Annual Reports to Limited Partners        No Annual Report for the year
                                                              ended September 30, 1998 has
                                                              been sent to the Limited Partners.
                                                              An Annual Report will be sent to
                                                              the Limited Partners subsequent to
                                                              this filing.

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

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                      Reference
                                                                      ---------

Paine Webber Income Properties Five Limited Partnership:

      Reports of independent auditors                                    F-2

      Balance sheets as of September 30, 1998 and 1997                   F-4

      Statements of operations for the years ended September 30,
        1998, 1997 and 1996                                              F-5

      Statements of changes in partners' capital (deficit) for the
        years ended September 30, 1998, 1997 and 1996                    F-6

      Statements of cash flows for the years ended September 30,
        1998, 1997 and 1996                                              F-7

      Notes to financial statements                                      F-8

Combined  Joint  Ventures  of  Paine  Webber  Income   Properties  Five  Limited
Partnership:

      Reports of independent auditors                                   F-18

      Combined balance sheets as of September 30, 1998 and 1997         F-20

      Combined  statements  of  operations  and  changes in
        venturers'  capital (deficit) for the years ended September
        30, 1998, 1997 and 1996                                         F-21

      Combined statements of cash flows for the years ended
        September 30, 1998, 1997 and 1996                               F-22

      Notes to combined financial statements                            F-23

      Schedule III - Real estate and accumulated depreciation           F-30


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

                         REPORT OF INDEPENDENT AUDITORS






The Partners of
Paine Webber Income Properties Five Limited Partnership:

     We have audited the accompanying balance sheets of Paine Webber Income Properties Five Limited Partnership as of September 30, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Randallstown Carriage Hill Associates (a joint venture in which the Partnership has an 80% and 40% interest as of September 30, 1998 and 1997, respectively) as of September 30, 1998 and 1997 and for the years then ended have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for Randallstown Carriage Hill Associates as of September 30, 1998 and 1997 and for the years then ended, it is based solely on their report. In the financial statements, the Partnership's investment in Randallstown Carriage Hill Associates is stated at $(6,207,000) at September 30, 1997, the Partnership's share of the net income (loss) of Randallstown Carriage Hill Associates is stated at $182,000 and $(123,000) for the years ended September 30, 1998 and 1997, respectively, and the Partnership's share of gain on sale of operating investment property is stated at $9,537,000 for the year ended September 30, 1998.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Five Limited Partnership at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.






                                                /s/ERNST & YOUNG LLP
                                                --------------------
                                                   ERNST & YOUNG LLP


Boston, Massachusetts
December 18, 1998

                           Reznick Fedder & Silverman
                          Certified Public Accountants
                       217 East Redwood Street, Suite 1900
                               Baltimore, MD 21202



                          INDEPENDENT AUDITORS' REPORT



The Partners
Randallstown Carriage Hill Associates:

     We have audited the accompanying balance sheets of Randallstown Carriage Hill Associates as of September 30, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Randallstown Carriage Hill Associates as of September 30, 1998 and the results of its operations, the changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






                              /s/Reznick Fedder & Silverman
                              -----------------------------
                                 Reznick Fedder & Silverman


Baltimore, Maryland
November 10, 1998

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           September 30, 1998 and 1997
                     (In thousands, except per Unit amounts)

                                     ASSETS
                                                            1998        1997
                                                            ----        ----

Investments in joint venture, at equity                 $   1,507    $      -
Cash and cash equivalents                                  13,867       2,165
Accounts receivable - affiliates                              345           -
                                                        ---------    --------
                                                        $  15,719    $  2,165
                                                        =========    ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Losses in excess of investments and
  advances in joint ventures                            $       -    $  3,305
Accounts payable - affiliates                                 878           -
Accounts payable and accrued expenses                          72          47
                                                        ---------    --------
      Total liabilities                                       950       3,352

Partners' capital (deficit):
  General Partners:
   Capital contributions                                        1           1
   Cumulative net income (loss)                                14        (146)
   Cumulative cash distributions                              (60)        (60)

  Limited Partners ($1,000 per Unit; 34,928 Units issued):
   Capital contributions, net of offering costs            31,554      31,554
   Cumulative net income (loss)                             1,307     (14,489)
   Cumulative cash distributions                          (18,047)    (18,047)
                                                        ---------    --------
      Total partners' capital (deficit)                    14,769      (1,187)
                                                        ---------    --------
                                                        $  15,719    $  2,165
                                                        =========    ========





















                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              For the years ended September 30, 1998, 1997 and 1996
                     (In thousands, except per Unit amounts)

                                                 1998        1997       1996
                                                 ----        ----       ----


Revenues:
   Interest and other income                  $   231       $   98    $    90

Expenses:
   Interest expense                                63           -           -
   General and administrative                     259         236         222
                                              -------       -----     -------
                                                  322         236         222
                                              -------       -----     -------
Operating loss                                    (91)       (138)       (132)

Partnership's share of ventures'
  income (losses)                                 529         213        (691)

Partnership's share of gains on sale of
    operating investment properties            15,518           -           -
                                              -------       -----     -------


Net income (loss)                             $15,956       $  75     $  (823)
                                              =======       =====     =======

Net income (loss) per Limited
 Partnership Unit                             $452.25       $2.13     $(23.33)
                                              =======       =====     =======




   The above net income (loss) per Limited Partnership Unit is based upon the 34,928 Limited Partnership Units outstanding during each year.






















                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1998, 1997 and 1996
                                 (In thousands)

                                         General       Limited
                                         Partners      Partners      Total
                                         --------      --------      -----

Balance at September 30, 1995            $  (198)      $   (241)    $    (439)

Net loss                                      (8)          (815)         (823)
                                        --------       --------     ---------

Balance at September 30, 1996               (206)        (1,056)       (1,262)

Net income                                     1             74            75
                                        --------       --------     ---------

Balance at September 30, 1997               (205)          (982)       (1,187)

Net income                                   160         15,796        15,956
                                        --------       --------     ---------

Balance at September 30, 1998           $    (45)      $ 14,814     $  14,769
                                        ========       ========     =========

































                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1998        1997       1996
                                                            ----        ----       ----

Cash flows from operating activities:
   Net income (loss)                                        $  15,956   $    75    $   (823)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Partnership's share of ventures' income (losses)            (529)     (213)        691
     Partnership's share of gain on sales of operating
          investment properties                               (15,518)        -           -
     Changes in assets and liabilities:
      Accounts payable - affiliates                               878         -           -
      Accounts payable and accrued expenses                        25        17          (8)
                                                            ---------   -------     -------
         Total adjustments                                    (15,144)     (196)        683
                                                            ---------   -------     -------
         Net cash provided by (used in)
            operating  activities                                 812      (121)       (140)
                                                            ---------   -------     -------

Cash flows from investing activities:
   Distributions from joint ventures                           15,080       533         249
   Additional investments in and advances to
     joint ventures                                            (4,190)      (14)       (628)
   Repayment of advances to joint ventures                          -        28         600
                                                            ---------   -------     -------
         Net cash provided by investing activities             10,890       547         221
                                                            ---------   -------     -------

Net increase in cash and cash equivalents                      11,702       426          81

Cash and cash equivalents, beginning of year                    2,165     1,739       1,658
                                                            ---------   -------     -------

Cash and cash equivalents, end of year                      $  13,867   $ 2,165     $ 1,739
                                                            =========   =======     =======

Cash paid for interest                                      $      63   $     -     $     -
                                                            =========   =======     =======






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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating investment properties, comprised of four multi-family apartment complexes and one retail shopping center. To date, three of the Partnership's original investments in multi-family apartment complexes have been sold, including two during fiscal 1998. See Note 4 for a further discussion of the Partnership's remaining real
estate  investments.   The  Partnership  is  currently  focusing  on  potential
disposition strategies for the two remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Seven Trails and Bell Plaza investments could be completed by the end of calendar year 1999. The sales of the two remaining properties would be followed by an orderly liquidation of the Partnership.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and 1997 and revenues and expenses for each of the three years in the period ended September 30, 1998. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which own operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. The Partnership's policy is to identify any permanent impairment to the carrying value of its joint venture investments on a specific identification basis. At September 30, 1998 and 1997, the carrying value of one of the Partnership's joint ventures is adjusted for an allowance for possible investment loss. See Note 4 for a discussion of this allowance account and a description of the joint venture partnerships.

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments which have original maturities of 90 days or less.

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of September 30, 1998 and 1997 due to the short-term maturities of these instruments.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. The principal difference between the Partnership's accounting on a federal income tax basis and the accompanying financial statements prepared in accordance with generally accepted accounting principals (GAAP) relates to the methods used to determine the depreciation expense on the unconsolidated operating investment properties. As a result of the difference in depreciation, the gains calculated upon the sale of the operating investment properties for GAAP purposes differ from those calculated for federal income tax purposes.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser earns a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. No management fees were earned during the three-year period ended September 30, 1998.

      Included in general and administrative expenses for the years ended September 30, 1998, 1997 and 1996 is $88,000, $85,000 and $81,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $15,000, $6,000 and $4,000 for managing the Partnership's cash assets in fiscal 1998, 1997 and 1996, respectively, which amounts are included in general and administrative expenses on the accompanying statements of operations.

      Accounts receivable - affiliates at September 30, 1998 represents the Partnership's remaining share of the net sale proceeds and operating cash flow to be received from Greenbrier Associates subsequent to the sale of the Greenbrier Apartments (see Note 4). Such amount was received subsequent to year-end. Accounts payable - affiliates at September 30, 1998 represents the co-venturer's remaining share of the net sales proceeds to be distributed from the sale of the Carriage Hill Village Apartments and adjoining land.

4.  Investments in Joint Venture Partnerships
    -----------------------------------------

      As of September 30, 1998, the Partnership had investments in two joint ventures (four at September 30, 1997). The joint ventures are accounted for on the equity method in the Partnership's financial statements. Condensed combined financial statements of these joint ventures are as follows:

                        Condensed Combined Balance Sheet
                           September 30, 1998 and 1997
                                 (in thousands)

                                     Assets
                                                            1998        1997
                                                            ----        ----

   Current assets                                       $   2,014    $  2,642
   Operating investment properties, net                    21,039      42,890
   Other assets, net                                          413       2,200
                                                        ---------    --------
                                                        $  23,466    $ 47,732
                                                        =========    ========

                             Liabilities and Venturers' Deficit

   Current liabilities                                  $   1,877    $  7,779
   Other liabilities                                          878         878
   Long-term mortgage debt,
     less current portion                                  19,266      46,893

   Partnership's share of combined capital (deficit)          937      (3,798)
   Co-venturers' share of combined capital (deficit)          508     (4,020)
                                                        ---------    --------
                                                        $  23,466    $ 47,732
                                                        =========    ========

                   Reconciliation of Partnership's Investments
                                 (in thousands)
                                                            1998        1997
                                                            ----        ----

   Partnership's share of capital (deficit),
     as shown above                                     $     937    $ (3,798)
   Partnership's share of distributions and
     notes payable to venturers                               870         793
   Less:  Allowance for possible investment loss (1)         (300)       (300)
                                                        ---------    --------

   Investments in joint ventures, at equity, net        $   1,507    $ (3,305)
                                                        =========    ========

   (1)The carrying value of the Partnership's investments in joint ventures at both September 30, 1998 and 1997 is net of an allowance for possible investment loss of $300,000, which relates to the Amarillo Bell Associates joint venture. See discussion below for further details.

                    Condensed Combined Summary of Operations
             For the years ended September 30, 1998, 1997 and 1996
                                 (in thousands)

                                                1998        1997        1996
                                                ----        ----        ----
   Revenues:
     Rental income and expense recoveries    $ 12,057     $12,062     $11,646
     Interest and other income                    537         443         473
                                             --------     -------     -------
                                               12,594      12,505      12,119

   Expenses:
     Property operating expenses                5,371       5,055       5,602
     Depreciation and amortization              2,616       2,805       2,647
     Interest expense                           4,434       4,503       4,955
                                             --------     -------     -------
                                               12,421      12,363      13,204
                                             --------     -------     -------

   Operating income (loss)                        173         142      (1,085)
   Gains on sale of operating
     investment properties                     26,917           -           -
                                             --------     -------     -------
   Net income (loss)                         $ 27,090     $   142     $(1,085)
                                             ========     =======     =======

   Net income (loss):
     Partnership's share of combined
       income (loss)                         $ 23,068     $  213      $  (691)
     Co-venturers' share of combined
       income (loss)                            4,022        (71)        (394)
                                             --------     -------     --------
                                             $ 27,090     $   142     $(1,085)
                                             ========     =======     =======

             Reconciliation of Partnership's Share of Income (Loss)

                                                1998        1997        1996
                                                ----        ----        ----

Partnership's share of income (loss),
  as shown above                             $ 23,068       $  213     $  (691)
Transfer of ownership (1)                      (2,973)           -           -
Additional contribution (1)                    (4,048)           -           -
                                             --------       ------     -------
Partnership's share of ventures' net
  income (loss)                              $ 16,047       $  213     $  (691)
                                             ========       ======     =======

(1) As discussed further below, in June 1998, the Partnership received 80% of the partnership interest and 80% of the membership interest of one of its co-venture partners in the Randallstown Carriage Hill Associates and the Signature Partners, L.L.C. joint ventures, respectively, in exchange for cash in the amount of $4,048. At the time of the transaction, the co-venturer's partnership interest in the Randallstown Carriage Hill Associates joint venture had a historical cost basis of $(4,032) and its membership interest in the Signature Partners L.L.C. joint venture had a historical cost basis of $316.

      The Partnership's share of ventures' net income (loss) is presented as follows in the statements of operations (in thousands):

                                                1998        1997        1996
                                                ----        ----        ----

Partnership's share of ventures'
  income (loss)                              $    529      $  213     $  (691)
Partnership's share of gains on sale of
     operating investment properties           15,518           -           -
                                             --------      ------     -------
                                             $ 16,047      $  213     $  (691)
                                             ========      ======     =======

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

      Investments in joint ventures, at equity, on the accompanying balance sheets at September 30, 1998 and 1997 is comprised of the following (in thousands):

                                                            1998        1997
                                                            ----        ----

   Randallstown Carriage Hill Associates                 $      -    $ (6,207)
   Signature Partners, L.L.C.                                   -         246
   Amarillo Bell Associates                                 1,518       1,578
   Greenbrier Associates                                        -         723
   Seven Trails West Associates                               (11)        355
                                                         --------    ---------
                                                         $  1,507    $ (3,305)
                                                         ========    ========

      The  Partnership   received cash  distributions from the  ventures as  set
forth below (in thousands):

                                                1998        1997        1996
                                                ----        ----        ----

   Amarillo Bell Associates                   $   152    $    198     $     -
   Greenbrier Associates                        5,958         265         198
   Randallstown Carriage Hill Associates        7,585           -          51
   Signature Partners, L.L.C.                     900           -           -
   Seven Trails West Associates                   485          70           -
                                              -------    --------     -------
                                              $15,080    $    533     $   249
                                              =======    =========    =======

      A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

    a)  Randallstown Carriage Hill Associates
        -------------------------------------

      On August 30, 1983, the Partnership acquired an interest in Randallstown Carriage Hill Associates, a Maryland general partnership organized to purchase and operate Carriage Hill Village Apartments, an 806-unit apartment complex in Randallstown, Maryland. The Partnership ("PWIP5") was a general partner in the joint venture. JBG Associates ("JBG") was the original co-venturer of the joint venture. The joint venture obtained necessary new capital by admitting Signature Development Corporation
      ("Signature") as a new partner in fiscal 1988. The amended partnership agreement provided for the admission of Signature as a 50% partner in the joint venture with JBG and PWIP5 (collectively "JBG/PW"). JBG and PWIP5's ownership percentages were adjusted, pro rata, to 10% and 40%, respectively. In return for its 50% interest, Signature committed to contribute up to $3,000,000 to the joint venture over the first three years, primarily to fund capital improvements, working capital needs and meet debt payments.

      The aggregate cash investment made by the Partnership for its initial interest was approximately $11,524,000 (including an acquisition fee of $1,150,000 paid to the Adviser). The apartment complex was acquired subject to four mortgages; two institutional nonrecourse first mortgages with balances totalling approximately $6,136,000 at the time of closing, and two second mortgage notes from the seller of the property with balances totalling $6,000,000 at the time of closing. On December 30, 1986, the Partnership refinanced the aforementioned debt by obtaining a $28,000,000 non-recourse mortgage loan. The Partnership received a distribution of approximately $9,926,000 in fiscal 1987, reflecting its share of the excess refinancing proceeds. In fiscal 1995, the venture's mortgage debt was refinanced again. The new mortgage loan, in the initial principal amount of approximately $27.9 million, had a fixed interest rate of 7.65% and a term of 35 years. The new loan also released from the collateral a 23-acre parcel of excess land. The venture distributed this land parcel, which had a carrying value of $563,000, to a new entity, Signature Partners, L.L.C., in conjunction with the refinancing transaction. Signature Partners, L.L.C. was owned by Signature, JBG and the Partnership with the same ownership interest percentages as in the Carriage Hill joint venture agreement.

      On June 23, 1998, the Partnership and its original co-venture partner purchased the 50% interest of its other co-venture partner, Signature, in the Joint Venture. The Partnership had held a 40% interest and the original co-venture partner had held a 10% interest in the Joint Venture prior to this transaction. After the purchase, the Partnership held an 80% interest and the original co-venture partner held a 20% interest. On March 19, 1998, the Partnership was notified by Signature that it would be exercising the "buy/sell" provision in the Joint Venture agreement. Under the terms of this provision, this co-venturer, which was admitted to the Joint Venture as part of a 1988 restructuring transaction, had to propose a price at which it would either purchase the other partners' interests in the Venture or agree to the sale of its interest in the Venture to the other partners. The Partnership and its original co-venture partner in the Carriage Hill Joint Venture had 45 days to decide whether to sell their interests to the exercising partner or acquire the interest of the exercising partner at the specified gross sale price for the Venture's assets of approximately $33.3 million. At an equivalent gross sale price of $33.3 million, the net proceeds to the Partnership for the sale of its interest would have been approximately $700,000 after repayment of the outstanding first mortgage debt of $27.4 million, the exercising partner's preferred investment return of approximately $5 million and the original co-venturer's share of the proceeds of $200,000. After a thorough review and analysis, the Partnership and the original co-venturer notified the exercising partner on May 1, 1998 of their decision to buy its interest for approximately $5 million in cash and put up a $300,000 deposit in connection with the pending transaction in accordance with the terms of the Joint Venture agreement. The Partnership obtained its 80% share of the needed $5 million by executing a $4 million demand note to PaineWebber Capital, Inc., an affiliate of the Managing General Partner of the Partnership. The note bore interest at a rate of 6.56% per annum. The loan proceeds were repaid on September 11, 1998 from a combination of cash reserves and the net proceeds from the sale of the Greenbrier Apartments on September 10, 1998. The Partnership contributed a total of $4,048,000 and JBG contributed $1,012,000 to complete the purchase of Signature's interest.

      On September 21, 1998, the joint venture and Signature Partners LLC sold the Carriage Hill Village Apartments and adjoining land to unrelated third parties for an aggregate sale price of $37,350,000. The Partnership received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of $27,298,000 and a payment of approximately $1,982,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Of the total proceeds received by the Partnership of $8,481,000, as discussed further above, $4 million represented a reimbursement of funds originally advanced to buy out the selling co-venture partner's interest in the Carriage Hill joint venture on June 23, 1998.

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

      On June 19, 1995, the Partnership completed the refinancing of the existing first mortgage loan secured by Bell Plaza, reducing the interest rate from 9.4% to 8.125%. The new loan, in the initial principal amount of $3,300,000, has a seven-year term and requires monthly principal and interest payments based upon a twenty-five year amortization schedule. The terms of the loan allow for a prepayment of the principal balance after the end of one year. At September 30, 1998, the balance of the mortgage loan, which matures on July 1, 2002, was approximately $3,153,000.

      Subsequent to the end of fiscal 1990, the Partnership had entered into negotiations with its co-venture partner to execute a purchase and sale agreement for the sale of the Partnership's interest in the joint venture. The proposed agreement would have given the co-venturer an option to purchase the Partnership's interest for $1,500,000. Because the option price was below the equity method carrying value of the Partnership's investment in Amarillo Bell Associates at September 30, 1990, the Partnership recognized a provision for possible investment loss of $300,000 in fiscal 1990 which reflected an estimate of the loss that would have been incurred if the option had been executed and exercised. The co-venturer was unable to obtain financing to complete this transaction and the option was never executed. The $300,000 allowance for possible investment loss remains on the Partnership's balance sheet at September 30, 1998 due to management's belief that it represents a permanent impairment to the carrying value of the investment in the Bell Plaza joint venture.

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

    c)  Greenbrier Associates
        ---------------------

      On June 29, 1984, the Partnership acquired an interest in Greenbrier Associates, an Indiana general partnership that owned and operated Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana. The Partnership was a general partner in the joint venture. The Partnership's co-venturer was an affiliate of the Paragon Group.

      The aggregate cash investment made by the Partnership for its interest was approximately $4,109,000 (including an acquisition fee of $432,000 paid to the Adviser). The apartment complex was encumbered by a first mortgage loan with a balance of $5,400,000 at September 30, 1997. In 1993, the joint venture exercised an option to extend the maturity date of the loan to June 29, 1998, at which time the entire principal and any unpaid accrued interest were due.

      On September 10, 1998, the joint venture sold the Greenbrier Apartments to an unrelated third party for $11,850,000. The Partnership received net proceeds of approximately $5,498,000 after deducting closing costs of approximately $119,000, closing proration adjustments of approximately $424,000, the repayment of the existing first mortgage loan of $5,400,000 and related accrued interest of approximately $26,000, and a payment of approximately $383,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Because the first mortgage loan secured by the Greenbrier Apartments was scheduled to mature on June 29, 1998, the Partnership and its joint venture partner had begun to review both refinancing and sale opportunities during the latter part of fiscal 1997. During the first quarter of fiscal 1998, the Partnership and the co-venturer agreed to initiate a marketing program for the possible sale of the property. During the second quarter, the Partnership and the co-venturer engaged a national real estate brokerage firm to market Greenbrier for sale. As part of the formal marketing campaign, which began in early March, the property was marketed extensively. Sales packages were distributed to national, regional, and local prospective purchasers. As a result of these sales efforts, several offers were received. Management then asked the prospective purchasers to submit best and final offers. Management subsequently received best and final offers from five of the prospective buyers. After completing an evaluation of the final offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer and negotiated a purchase and sale agreement. As a result of the sale of Greenbrier Apartments, the Partnership made a special distribution of $100 per original $1,000 investment, or approximately $3,493,000, on October 1, 1998 to unitholders of record as of the September 10, 1998 sale date. The remaining net proceeds from the sale of Greenbrier of approximately $2,005,000, along with an amount of the Partnership's cash reserves, were used to help pay off a $4,000,000 demand loan that the Partnership had obtained from PaineWebber Capital, Inc., an affiliate of the Managing General Partner, during fiscal 1998 to finance the restructuring of the Carriage Hill joint venture discussed further above.

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

      The joint venture agreement provides that the Partnership will receive from available cash flow an annual cumulative preferred base return, payable monthly, of $875,000. The Partnership's preference return was cumulative on a year to year basis through September 30, 1987 and is cumulative monthly but not annually thereafter. The cumulative preference return of the Partnership in arrears at September 30, 1998 for unpaid preference returns through September 30, 1987 is approximately $1,691,000. As such amount is payable only from future available sale or refinancing proceeds, as set forth below, it is not accrued in the joint venture's financial statements.

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

      If additional cash is required for any reason in connection with the joint venture, the joint venture agreement calls for such funds to be provided by the Partnership and the co-venturer as loans to the joint venture. Such loans would be provided 90% by the Partnership and 10% by the co-venturer. Through September 30, 1998, operating notes have been provided by the Partnership and co-venturer in the amounts of $836,000 and $11,000, respectively. The notes bear interest at the prime interest rate of a local bank. The Partnership advanced 100% of the funds required to close a loan modification and extension agreement in fiscal 1994. The portion of such operating notes representing the co-venture partner's 10% share of the required funds bears interest at twice the rate of the regular operating notes and the accrued interest on such notes is payable as the first priority from net cash flow, as defined.

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

      The joint venture originally entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. On April 1, 1997, management of the operating property was transferred to an unrelated third party. The management fee to the prior affiliated manager was equal to 5% of the gross receipts collected from the property.

5. Subsequent event
   ----------------

      On October 1, 1998, the Partnership made a special distribution of approximately $3,493,000 to the Limited Partners of the net proceeds from the sale of the Greenbrier Apartments.

                         REPORT OF INDEPENDENT AUDITORS





The Partners of
Paine Webber Income Properties Five Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership as of September 30, 1998 and 1997, and the related combined statements of operations and changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Randallstown Carriage Hill Associates (a joint venture in which the Partnership has an 80% and 40% interest as of September 30, 1998 and 1997, respectively) as of September 30, 1998 and 1997 and for the years then ended. Those statements reflect total assets of $16,861,000 as of September 30, 1997, total revenues of $5,621,000 and $5,529,000 for the years ended September 30, 1998 and 1997, respectively, and a gain on the sale of operating investment property of $20,644,000 for the year ended September 30, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Randallstown Carriage Hill Associates as of September 30, 1998 and 1997 and for the years then ended, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Five Limited Partnership at September 30, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                /s/ERNST & YOUNG LLP
                                                --------------------
                                                   ERNST & YOUNG LLP



Boston, Massachusetts
November 23, 1998

                           Reznick Fedder & Silverman
                          Certified Public Accountants
                       217 East Redwood Street, Suite 1900
                               Baltimore, MD 21202



                          INDEPENDENT AUDITORS' REPORT



The Partners
Randallstown Carriage Hill Associates:

     We have audited the accompanying balance sheets of Randallstown Carriage Hill Associates as of September 30, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Randallstown Carriage Hill Associates as of September 30, 1998 and 1997 and the results of its operations, the changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






                              /s/Reznick Fedder & Silverman
                              -----------------------------
                                 Reznick Fedder & Silverman


Baltimore, Maryland
November 10, 1998

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1998 and 1997
                                 (In thousands)

                                     Assets

                                                            1998        1997
                                                            ----        ----
Current assets:
   Cash and cash equivalents                           $    1,020    $    833
   Escrow deposits                                            823       1,103
   Accounts receivable                                         93         129
   Prepaid expenses                                            78         577
                                                       ----------    --------
      Total current assets                                  2,014       2,642

Operating investment properties:
   Land                                                     3,229       5,250
   Buildings, improvements and equipment                   33,181      70,929
                                                       ----------    --------
                                                           36,410      76,179
   Less accumulated depreciation                          (15,371)    (33,289)
                                                       ----------    --------
      Net operating investment properties                  21,039      42,890

Reserve for capital expenditures                                -         764

Deferred expenses, net of accumulated amortization
   of $338 ($334 in 1997)                                     413       1,295
Other assets, net                                               -         141
                                                       ----------    --------
                                                       $   23,466    $ 47,732
                                                       ==========    ========

                  Liabilities and Venturers' Capital (Deficit)

Current liabilities:
   Current portion of long-term debt                   $      328    $  5,898
   Accounts payable                                            45         104
   Accounts payable - affiliates                                -          51
   Accrued real estate taxes                                  303         526
   Accrued interest                                           489         643
   Tenant security deposits                                   122         395
   Distributions payable to venturers                         538          61
   Other current liabilities                                   52         101
                                                       ----------    --------
      Total current liabilities                             1,877       7,779

Notes payable to venturers                                    847         847

Other liabilities                                              31          31

Long-term debt                                             19,266      46,893

Venturers' capital (deficit)                                1,445      (7,818)
                                                       ----------    --------
                                                       $   23,466    $ 47,732
                                                       ==========    ========


                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

  COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
             For the years ended September 30, 1998, 1997 and 1996
                                 (In thousands)

                                                1998        1997        1996
                                                ----        ----        ----

Revenues:
  Rental income and expense recoveries        $12,057     $12,062     $11,646
  Interest and other income                       537         443         473
                                              -------     -------     -------
                                               12,594      12,505      12,119

Expenses:
  Interest expense                              4,434       4,503       4,955
  Depreciation expense                          2,556       2,745       2,616
  Real estate taxes                             1,005       1,025         958
  Repairs and maintenance                         880         816         920
  Salaries and related expenses                 1,456       1,333       1,454
  Utilities                                       690         710         958
  General and administrative                      545         449         577
  Management fees                                 491         591         573
  Insurance                                       140         131         137
  Bad debt expense                                164           -          25
  Amortization expense                             60          60          31
                                              -------     -------     -------
                                               12,421      12,363      13,204
                                              -------     -------     -------

Operating income (loss)                           173         142      (1,085)

Gains on sale of operating
  investment properties                        26,917           -           -
                                              -------     -------     -------

Net income (loss)                              27,090         142      (1,085)

Contributions from venturers                      237           -           -

Distributions to venturers                    (18,064)       (710)       (444)

Venturers' deficit, beginning of year          (7,818)     (7,250)     (5,721)
                                              -------     -------     -------

Venturers' capital (deficit), end of year     $ 1,445     $(7,818)    $(7,250)
                                              =======     =======     =======












                                  See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                 1998        1997        1996
                                                                 ----        ----        ----
Cash flows from operating activities:
   Net income (loss)                                             $ 27,090    $     142   $  (1,085)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Gain on sales of operating investment properties            (26,917)           -           -
      Depreciation and amortization                                 2,616        2,805       2,647
      Amortization of deferred financing costs                         47           47          70
      Changes in assets and liabilities:
         Escrow deposits                                              280          (18)        (55)
         Accounts receivable                                           36          (46)         47
         Prepaid expenses                                             499           (4)         91
         Deferred expenses                                              -          (22)        (86)
         Other assets                                                 141            -           -
         Accounts payable                                             (59)        (101)         88
         Accounts payable - affiliates                                  -          (69)         90
         Accrued real estate taxes                                   (223)          15         (37)
         Accrued interest                                            (154)          (5)         63
         Tenant security deposits                                    (273)          45         (14)
         Other current liabilities                                    (49)          (1)        (19)
         Deferred interest                                              -            -      (1,657)
         Other liabilities                                              -            -          17
                                                                  -------   ----------   ---------
            Total adjustments                                     (24,056)       2,646       1,245
                                                                  -------   ----------   ---------
            Net cash provided by operating activities               3,034        2,788         160
                                                                  -------   ----------   ---------

Cash flows from investment activities:
   Proceeds from sales of operating investment properties          48,079            -           -
   Additions to operating investment properties                    (1,092)        (782)     (1,903)
   Decrease (increase) in reserve for capital expenditures            764         (400)        325
                                                                  -------   ----------   ---------
            Net cash provided by (used in)
             investing activities                                  47,751       (1,182)     (1,578)
                                                                  -------   ----------   ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                         -            -      17,000
   Payment of deferred financing costs                                  -            -        (243)
   Contributions by venturers                                         186            -           -
   Distributions to venturers                                     (17,587)        (781)       (312)
   Repayment of long-term debt                                     33,197)        (461)    (14,984)
   Repayment of notes to partners                                       -            -        (119)
                                                                  -------   ----------   ---------
            Net cash (used in) provided by
             financing activities                                 (50,598)      (1,242)      1,342
                                                                  -------   ----------   ---------
Net increase (decrease) in cash and cash equivalents                  187          364         (76)
Cash and cash equivalents, beginning of year                          833          469         545
                                                                  -------   ----------   ---------

Cash and cash equivalents, end of year                            $ 1,020   $      833   $      469
                                                                  =======   ==========  ===========

Cash paid during the year for interest                            $ 4,541   $    4,461   $    6,479
                                                                  =======   ==========   ==========


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

      The dates of PWIP5's acquisition of interests in the joint ventures are as follows:

                                                    Date of Acquisition
                      Joint Venture                     of Interest
         -------------------------------------      -------------------

         Randallstown Carriage Hill Associates         8/30/83
         Signature Partners L.L.C.                     6/1/95
         Amarillo Bell Associates                      9/30/83
         Greenbrier Associates                         6/29/84
         Seven Trails West Associates                  9/13/84

      During fiscal 1998 Randallstown Carriage Hill Associates sold the Carriage Hill Village Apartments to an unrelated third party. Signature Partners L.L.C. sold its land to the same unrelated third party. In addition, during fiscal 1998 Greenbrier Associates sold the Greenbrier Apartments to an unrelated third party. See Note 3 for a further discussion of these transactions.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and 1997 and revenues and expenses for each of the three years in the period ended September 30, 1998. Actual results could differ from the estimates and assumptions used.


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

      Operating investment properties
      -------------------------------

      The operating investment properties are carried at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Combined Joint Ventures generally assess indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

      Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to forty years. Professional fees and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

      Deferred expenses
      -----------------

      Deferred expenses consist of leasing commissions and loan fees which are being amortized over the terms of the related leases and loans, respectively. Amortization of deferred loan fees, which is calculated using the effective interest method, is included in interest expense on the accompanying statements of operations.

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

      Fair Value of Financial Instruments
      -----------------------------------

       The carrying amounts of cash and cash equivalents and escrow deposits approximate their fair values as of September 30, 1998 and 1997 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the notes payable to venturers because the obligations were provided in non-arm's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. Information regarding the fair value of long-term debt is provided in
Note 5. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the current market rates for similar types of borrowing arrangements.

      Escrow deposits
      ---------------

      Escrow deposits at September 30, 1998 and 1997 consist of tenant security deposits, amounts escrowed for the payment of insurance premiums, real estate taxes and repair and replacement funds.

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

3.  Joint Ventures
    --------------

      See Note 4 to the financial statements of PWIP5 in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

      a.  Randallstown Carriage Hill Associates
          -------------------------------------

            The joint  venture  owned and  operated  the  Carriage  Hill Village
      Apartments,   an  806-unit  apartment  complex  located  in  Randallstown,
      Maryland.

      b.  Signature Partners, L.L.C.
          -------------------------

            This limited liability company owned a 23-acre parcel of land located in Randallstown, Maryland.

            On June 23, 1998, PWIP 5 and its original co-venture partner purchased the 50% interest of its other co-venture partner, Signature Carriage Hill Village Apartments Limited Partnership ("Signature"), in the Randallstown Carriage Hill Associates Joint Venture. PWIP 5 had held a 40% interest and the original co-venture partner had held a 10% interest in the Joint Venture prior to this transaction. After the purchase, PWIP 5 held an 80% interest and the original co-venture partner held a 20% interest.

            On March 19, 1998, PWIP 5 was notified by Signature that it would be exercising the "buy/sell" provision in the Joint Venture agreement. Under the terms of this provision, this co-venturer, which was admitted to the Joint Venture as part of a 1988 restructuring transaction, had to propose a price at which it would either purchase the other partners' interests in the Venture or agree to the sale of its interest in the Venture to the other partners. PWIP 5 and its original co-venture partner in the Carriage Hill Joint Venture had 45 days to decide whether to sell their interests to the exercising partner or acquire the interest of the exercising partner at the specified gross sale price for the Venture's assets of approximately $33.3 million. At an equivalent gross sale price of $33.3 million, the net proceeds to PWIP 5 for the sale of its interest would have been approximately $700,000 after repayment of the outstanding first mortgage debt of $27.4 million, the exercising partner's preferred investment return of approximately $5 million and the original co-venturer's share of the proceeds of $200,000. After a thorough review and analysis, PWIP 5 and the original co-venturer notified the exercising partner on May 1, 1998 of their decision to buy its interest for approximately $5 million in cash and put up a $300,000 deposit in connection with the pending transaction in accordance with the terms of the Joint Venture agreement.

            On September 21, 1998, Randallstown Carriage Hill Associates and Signature Partners LLC sold Carriage Hill Village Apartments and the adjoining land to unrelated third parties for an aggregate sale price of $37,350,000. PWIP 5 received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of
      $27,298,000 and a payment of approximately $1,982,000 to PWIP 5's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement.

      c.  Amarillo Bell Associates
          ------------------------

            The joint venture owns and operates the Bell Plaza Shopping Center, a 144,000 gross leasable square foot shopping center located in Amarillo, Texas.

      d.  Greenbrier Associates
          ---------------------

            The joint venture owned and operated the Greenbrier Apartments, a 324-unit apartment complex located in Indianapolis, Indiana.

            On September 10, 1998, Greenbrier Associates, sold the Greenbrier Apartments to an unrelated third party for $11,850,000. PWIP 5 received net proceeds of approximately $5,498,000 after deducting closing costs of approximately $119,000, closing proration adjustments of approximately $424,000, the repayment of the existing first mortgage loan of $5,400,000 and related accrued interest of approximately $26,000, and a payment of approximately $383,000 to the PWIP 5's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement.

            Because the first mortgage loan secured by the Greenbrier Apartments was scheduled to mature on June 29, 1998, PWIP 5 and its joint venture partner had begun to review both refinancing and sale opportunities during the latter part of fiscal 1997. During the first quarter of fiscal 1998, PWIP 5 and the co-venturer agreed to initiate a marketing program for the possible sale of the property. During the second quarter, PWIP 5 and the co-venturer engaged a national real estate brokerage firm to market Greenbrier for sale. As part of the formal marketing campaign, which began in early March, the property was marketed extensively. Sales packages were distributed to national, regional, and local prospective purchasers. As a result of these sales efforts, several offers were received. Management then asked the prospective purchasers to submit best and final offers. Management subsequently received best and final offers from five of the prospective buyers. After completing an evaluation of the final offers and the relative strength of the prospective purchasers, PWIP 5 and its co-venture partner selected an offer and negotiated a purchase and sale agreement.

      e.  Seven Trails West Associates
          ----------------------------

            The  joint   venture   owns  and  operates  the  Seven  Trails  West
      Apartments, a 532-unit apartment complex located in Ballwin, Missouri.

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

4.  Related Party Transactions
    --------------------------

      The Combined Joint Ventures originally entered into property management agreements with affiliates of the co-venturers, cancelable at the joint ventures' option upon the occurrence of certain events. These original management fees were equal to between 4% and 5% of gross receipts, as defined in the agreements. As of April 1, 1997, management of the Greenbrier and Seven Trails properties was transferred to unrelated third parties.

      Accounts payable - affiliates at September 30, 1998 and 1997 are principally management fees and reimbursements payable to property managers. Notes payable to venturers at September 30, 1998 and 1997 represent operating notes provided by PWIP5 and its co-venturer to Seven Trails West Associates in the amount of $847,000. Such loans generally bear interest at the prime rate and are payable only out of the respective venture's available net cash flow or sale or refinancing proceeds.

5.  Long-term Debt
    --------------

     Long-term debt at September 30, 1998 and 1997 consists of the following (in thousands):

                                                           1998        1997
                                                           ----        ----

     7.65%  mortgage note to a financial
     institution,  due in 2030. Payments
     are made in monthly installments of
     $191,   including   principal   and
     interest.   The  mortgage  note  is
     secured  by the  property  owned by
     Randallstown      Carriage     Hill
     Associates   and  is   subject   to
     certain        escrow       deposit
     requirements.  The mortgage note is
     co-insured   by  the  Secretary  of
     Housing and Urban Development (HUD)
     in accordance  with the  provisions
     of the National Housing Act and the
     laws of the State of Maryland.  The
     fair  value  of this  note  payable
     approximated  its carrying value as
     of September 30, 1997.                            $       -    $  27,494

     8.125%  nonrecourse  mortgage  note
     secured by land and building  owned
     by   Amarillo   Bell    Associates,
     guaranteed   by  the   co-venturer.
     Payable in monthly  installments of
     $26,  including  interest,  with  a
     final   payment  of   approximately
     $2,943 due July 1,  2002.  The fair
     value   of   this   note    payable
     approximated  its carrying value as
     of  September  30,  1998 and  1997.                   3,153        3,204

     Wrap-around mortgage note of $5,400
     secured    by    the     Greenbrier
     Associates   property  which  bears
     interest  at 10%  payable  monthly.
     The entire  principal of $5,400 and
     any unpaid accrued interest was due
     June 29,  1998.  The fair  value of
     this note payable  approximated its
     carrying  value as of September 30,
     1997.                                                     -        5,400

     7.87%  nonrecourse   mortgage  note
     secured  by the Seven  Trails  West
     Associates   operating   investment
     property  bearing interest at 7.87%
     per annum.  The mortgage is payable
     in monthly installments,  including
     principal  and  interest,  of  $130
     through May 1, 2006,  at which time
     the final principal  installment of
     $13,724  plus  any  unpaid  accrued
     interest is due.  The fair value of
     this note payable  approximated its
     carrying  value as of September 30,
     1998  and   1997.                                    16,441       16,693
                                                       ---------    ---------

                                                          19,594       52,791

      Less current portion                                  (328)      (5,898)
                                                       ---------    ---------
                                                       $  19,266    $  46,893
                                                       =========    =========

    Maturities of long-term debt, which is all non-recourse to the joint ventures and PWIP5, for each of the next five fiscal years and thereafter are as follows (in thousands):

            1999                   $   328
            2000                       354
            2001                       383
            2002                     3,320
            2003                       373
            Thereafter              14,836
                                   -------
                                   $19,594
                                   =======

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

6.  Leases
    ------

      Minimum annual future lease revenues under noncancellable operating leases at the Bell Plaza Shopping Center (owned by Amarillo Bell Associates) as of September 30, 1998 are as follows (in thousands):

            1999                   $   676
            2000                       489
            2001                       437
            2002                       428
            2003                       428
            Thereafter               3,090
                                   -------
                                   $ 5,548
                                   =======

      Revenues from three major tenants of the Bell Plaza Shopping Center comprised approximately 33%, 15% and 11% of the total rental revenues of Amarillo Bell Associates for the year ended September 30, 1998. The duration of these leases extend between the years 1999 and 2014 and the tenants are subject to a base rent and a percentage rent which fluctuates with sales volume.




Schedule III - Real Estate and Accumulated Depreciation
     COMBINED JOINT VENTURES OF PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
                    SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                     September 30, 1998
                                       (In thousands)

                                                                                                                      Life on Which
                          Initial Cost of    Costs        Gross Amount at Which Carried at                            Depreciation
                           Partnership     Capitalized        Close of period                                          in Latest
                              Buildings    (Removed)            Buildings                                              Income
                              and          Subsequent to        and               Accumulated  Date of      Date      Statement
Description Encumbrances Land Improvements Acquisition(1) Land Improvements Total Depreciation Construction Acquired  is Computed
----------- ------------ ---- ------------ -------------- ---- ------------ ----- ------------ ------------ --------  -----------

COMBINED JOINT VENTURES:

Shopping
 Center     $ 3,153      $1,519   $ 6,310    $ 1,167      $1,519   $ 7,477   $ 8,996  $ 3,314      1979-82     9/30/83     5-40 yrs.
Amarillo,
 TX

Apartment
 Complex
Ballwin,
 MO          16,441       1,710     22,131     3,573       1,710    25,704    27,414   12,057      1968-74     9/13/84     5-30 yrs.
            -------      ------    -------   -------      ------   -------   -------  -------
Total       $19,594      $3,229    $28,441   $ 4,740      $3,229   $33,181   $36,410  $15,371
            =======      ======    =======   =======      ======   =======   =======  =======

Notes
(A) The  aggregate  cost of real estate owned at September  30, 1998 for Federal income  tax  purposes  is  approximately  $34,410.
(B) See  Note 5 to  Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:

                                               1998             1997               1996
                                               ----             ----               ----

      Balance at beginning of period         $ 76,179        $ 75,397            $ 73,494
      Acquisitions and improvements             1,092             782               1,903
      Dispositions                            (40,861)              -                   -
                                             --------        --------            --------
      Balance at end of period               $ 36,410        $ 76,179            $ 75,397
                                             ========        ========            ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period         $ 33,289        $ 30,544            $ 27,928
      Depreciation expense                      2,556           2,745               2,616
      Dispositions                            (20,474)              -                   -
                                             --------        --------            --------
      Balance at end of period               $ 15,371        $ 33,289            $ 30,544
                                             ========        ========            =========