Form 10-Q
period 1998-12-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1999-04-01
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-12087


          PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                                           04-2780287
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                             Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
------------------------------------------                           -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
              December 31, 1998 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                December 31   September 30
                                                -----------   ------------

Investments in joint ventures, at equity          $   1,501    $   1,507
Cash and cash equivalents                            10,248       13,867
Accounts receivable - affiliates                          -          345
                                                  ---------    ---------
                                                  $  11,749    $  15,719
                                                  =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $       -    $     878
Accounts payable and accrued expenses                   302           72
Partners' capital                                    11,447       14,769
                                                  ---------    ---------
                                                  $  11,749    $  15,719
                                                  =========    =========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended December 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                  General      Limited
                                                  Partner      Partners
                                                  -------      --------

Balance at September 30, 1997                     $  (205)     $    (982)
Net income                                              1             21
                                                  -------      ---------
Balance at December 31, 1997                      $  (204)     $    (961)
                                                  =======      =========

Balance at September 30, 1998                     $   (45)     $  14,814
Cash distributions                                      -         (3,493)
Net income                                              1            170
                                                  -------      ---------
Balance at December 31, 1998                      $   (44)     $  11,491
                                                  =======      =========


                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
        For the three months ended December 31, 1998 and 1997 (Unaudited
                      (In thousands, except per Unit data)

                                           1998           1997
                                           ----           ----

Revenues:
   Interest and other income             $   137       $     34

Expenses:
   General and administrative                 96             67
                                         -------       --------

Operating income (loss)                       41            (33)

Partnership's share of ventures'
  income                                     130             55
                                         -------       --------

Net income                               $   171       $     22
                                         =======       ========

Net income per Limited
  Partnership Unit                       $  4.86       $   0.61
                                         =======       ========

Cash distributions per Limited
  Partnership Unit                       $100.00       $      -
                                         =======       ========


   The above net income and cash distributions per Limited Partnership Unit are based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.













                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                      1998        1997
                                                      ----        ----
Cash flows from operating activities:
  Net income                                        $   171      $    22
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Partnership's share of ventures' income            (130)         (55)
    Changes in assets and liabilities:
      Accounts receivable - affiliates                  345            -
      Accounts payable - affiliates                    (878)           -
      Accounts payable and accrued expenses             230            3
                                                    -------      -------
         Total adjustments                             (433)         (52)
                                                    -------      -------
         Net cash used in operating activities         (262)         (30)

Cash flows from investing activities:
  Distributions from joint ventures                     136          312

Cash flows from financing activities:
  Distributions to partners                          (3,493)           -
                                                    -------      -------

Net (decrease) increase in cash and cash
   equivalents                                       (3,619)         282

Cash and cash equivalents, beginning of period       13,867        2,165
                                                    -------      -------

Cash and cash equivalents, end of period            $10,248      $ 2,447
                                                    =======      =======









                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES FIVE
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and September 30, 1998 and revenues and expenses for the three-month periods ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently focusing on potential disposition strategies for the two remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Seven Trails and Bell Plaza investments are expected to be completed by the end of calendar year 1999. The sales of the two remaining properties would be followed by an orderly liquidation of the Partnership.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the three-months ended December 31, 1998 and 1997 is $23,000 and $22,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the three months ended December 31, 1998 and 1997 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

      Accounts receivable - affiliates at September 30, 1998 represented the Partnership's remaining share of the net sale proceeds and operating cash flow to be received from Greenbrier Associates subsequent to the sale of the Greenbrier Apartments (see Note 3). Such amount was received during the quarter ended December 31, 1998. Accounts payable affiliates at September 30, 1998 represented the co-venturer's remaining share of the net sales proceeds to be distributed from the sale of the Carriage Hill Village Apartments and adjoining land. Such amount was distributed during the quarter ended December 31, 1998.

3.  Investments in Joint Ventures
    -----------------------------

      The Partnership has investments in two joint ventures at December 31, 1998 (four at December 31, 1997) which own operating properties as more fully described in the Partnership's Annual Report. The joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

      On September 10, 1998, Greenbrier Associates, a joint venture in which the Partnership had an interest, sold the property known as Greenbrier Apartments located in Indianapolis, Indiana, to an unrelated third party for $11,850,000. The Partnership received net proceeds of approximately $5,498,000 after deducting closing costs of approximately $119,000, closing proration adjustments of approximately $424,000, the repayment of the existing first mortgage loan of $5,400,000 and related accrued interest of approximately $26,000 and a payment of approximately $383,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. As a result of the sale of the Greenbrier Apartments, the Partnership made a special distribution of $100 per original $1,000 investment, or approximately $3,493,000, on October 1, 1998 to unitholders of record as of the September 10, 1998 sale date. The remaining net proceeds from the sale of Greenbrier of approximately $2,005,000, along with an amount of the Partnership's cash reserves, were used to help pay off a $4,000,000 demand loan that the Partnership had obtained from PaineWebber Capital, Inc., an affiliate of the Managing General Partner, as discussed below.

      On September 21, 1998, Randallstown Carriage Hill Associates and Signature Partners LLC, a joint venture and a limited liability company in which the Partnership had interests, sold the property known as Carriage Hill Village Apartments and adjoining land located in Randallstown, Maryland, to unrelated third parties for an aggregate sale price of $37,350,000. The Partnership received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of $27,298,000 and a payment of approximately $1,982,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Of the total proceeds received by the Partnership, $4 million represented a reimbursement of funds originally advanced to buy out the selling co-venture partner's interest in the Carriage Hill joint venture on June 23, 1998. The Partnership had borrowed the $4 million required to complete the buyout of the selling partner's interest from an affiliate of the Managing General Partner. The $4 million related party loan was repaid on September 11, 1998 from a combination of cash reserves and the Partnership's share of the net proceeds from the sale of the Greenbrier Apartments. On February 18, 1999, the Partnership received final documentation from HUD for the assumption of the HUD-insured first mortgage loan by the buyer of the Carriage Hill property. As a result, a special capital distribution is expected to be sent to the Limited Partners on March 15, 1999 from the sale of the Carriage Hill Village Apartments in the amount of approximately $8,383,000, or $240 per original $1,000 investment.

      The following condensed combined summary of operations includes the operating results of the remaining two joint ventures for the three months ended December 31, 1998. The condensed combined summary of operations for the three months ended December 31, 1997 includes the operating results of the four joint ventures:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
             For the three months ended December 31, 1998 and 1997
                                 (in thousands)

                                           1998           1997
                                           ----           ----
   Rental revenues and
     expense recoveries                   $1,187         $2,852
   Interest and other income                  92            140
                                          ------         ------
                                           1,279          2,992

   Property operating expenses               399          1,176
   Interest expense                          405          1,060
   Depreciation and amortization             325            697
                                          ------         ------
                                           1,129          2,933
                                          ------         ------
   Net income                             $  150         $   59
                                          ======         ======

   Net income:
     Partnership's share of
       combined income                    $  130         $   55
     Co-venturers' share of
       combined income                        20              4
                                          ------         ------
                                          $  150         $   59
                                          ======         ======

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership's two remaining investment properties consist of one multi-family apartment complex and one retail shopping center. As previously reported, the Partnership has been focusing on potential disposition strategies for the remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Seven Trails and Bell Plaza investments could be completed by the end of calendar year 1999. The sale of the two remaining properties would be followed by an orderly liquidation of the Partnership.

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

      On September 21, 1998, Randallstown Carriage Hill Associates and Signature Partners LLC, a joint venture and a limited liability company in which the Partnership had interests, sold the property known as Carriage Hill Village Apartments and adjoining land located in Randallstown, Maryland, to unrelated third parties for an aggregate sale price of $37,350,000. The Partnership received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of $27,298,000 and a payment of approximately $1,982,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Of the total proceeds received by the Partnership, $4 million represented a reimbursement of funds originally advanced to buy out the selling co-venture partner's interest in the Carriage Hill joint venture on June 23, 1998. The Partnership had borrowed the $4 million required to complete the buyout of the selling partner's interest from an affiliate of the Managing General Partner. The $4 million related party loan was repaid on September 11, 1998 from a combination of cash reserves and the Partnership's share of the net proceeds from the sale of the Greenbrier Apartments.

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

      Because the Partnership believed that improvements in the apartment segment of the real estate market would allow the Partnership to achieve a higher net sale price now than may be possible in the future, the Partnership and its remaining co-venture partner held discussions concerning the near-term sale of the Carriage Hill Village Apartments immediately after completing the purchase of the selling partner's interest in June 1998. Subsequently, the Partnership and its co-venture partner selected a national real estate firm with a strong background in selling apartments. Preliminary sale materials were then finalized and extensive sale efforts began in late June 1998. As a result of those efforts, ten offers were received. After completing an evaluation of the offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer. On July 24, 1998, a purchase and sale agreement was signed and a non-refundable deposit of $100,000 was made by the prospective purchasers. The Carriage Hill sale allowed the Partnership to return approximately $3.7 million more in net sale proceeds and property escrows, after the repayment of the $4,000,000 buyout advance, than the $700,000 the Partnership would have received had it not acquired the selling co-venture partner's interest. On February 18, 1999, the Partnership received final documentation from HUD for the assumption of the HUD-insured first mortgage loan by the buyer of the Carriage Hill property. As a result, a special capital distribution is expected to be sent to the Limited Partners on March 15, 1999 from the sale of the Carriage Hill Village Apartments in the amount of approximately $8,383,000, or $240 per original $1,000 investment.

      Bell Plaza Shopping Center in Amarillo, Texas, was 97% leased as of December 31, 1998. The Partnership and its co-venture partner held discussions during fiscal 1998 concerning potential sale opportunities for the Bell Plaza property. After extensive discussions, it was agreed that marketing efforts would begin during fiscal 1999 and would focus on regional buyers of specialty retail centers like Bell Plaza. These marketing efforts are currently underway. While Bell Plaza is 97% leased, it was also agreed that the property's leasing team would actively pursue prospective retailers for the 5,000 square feet of currently vacant space as well as for the 37,068 square feet under the six leases that expire over the next twelve months. The largest of the six, a local theatre operator, has a June 1999 lease expiration and represents 15,050 square feet of this total. The property's leasing team is also pursuing lease renewals with these existing tenants.

      The occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, averaged 95% for the quarter ended December 31, 1998. The Partnership and its Seven Trails co-venture partner held discussions during the fourth quarter of fiscal 1998 concerning potential opportunities for a near-term sale of this 532-unit multi-family apartment complex, and agreed to market the property for sale. Subsequent to the fiscal year-end, the Partnership and its joint venture partner selected a local brokerage firm with a strong background in selling apartment properties in the St. Louis area. Preliminary sales materials were prepared and extensive sale efforts began in late November 1998. The property was marketed to national, regional and local buyers of apartment properties. As a result of those efforts, over 20 offers were received and 13 prospective purchasers were then requested to submit best and final offers. These prospective buyers submitted best and final offers, all of which were in excess of the property's 1997 year-end appraised value. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer. A purchase and sale agreement is being negotiated with this prospective buyer. However, since a sale transaction remains contingent upon, among other things, the negotiation of a definitive sales agreement and the satisfactory completion of the buyer's due diligence, there are no assurances that a sale will be completed.

     At December 31, 1998, the Partnership had cash and cash equivalents of $10,248,000. Such cash includes the net proceeds from the sale of the Carriage Hill property, as described above. As discussed further above, approximately $8.4 million of this balance is expected to be distributed to the Limited Partners on March 15, 1999 as a result of the receipt of the formal approval from HUD for the assumption of the HUD-insured mortgage loan secured by the Carriage Hill property. The remainder of such cash and cash equivalents will be utilized for the working capital requirements of the Partnership, distributions to the Limited Partners and for future capital contributions, if necessary, related to the Partnership's remaining joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

     The Partnership reported net income of $171,000 for the three months ended December 31, 1998, as compared to net income of $22,000 for the same period in the prior year. This increase in net income was due to an increase in the Partnership's share of ventures' income of $75,000 and a favorable change in the Partnership's operating income (loss) of $74,000. The increase in the Partnership's share of ventures' income was mainly due to an increase in interest and other income at the Seven Trails joint venture and an increase in rental income and expense reimbursements at Bell Plaza for the current three-month period. The increase in interest and other income at Seven Trails was mainly due to new management policies implemented at the property during the current period which resulted in additional service fee income. In addition, income increased at Bell Plaza due to additional common area maintenance reimbursements received in the current three-month period.

     The  favorable  change of $74,000  in the  Partnership's  operating  income
(loss) was the result of an increase in interest and other income of $103,000. Interest income for the current three-month period was higher due to an increase in the Partnership's average outstanding cash reserve balances as a result of the sale of the two properties in September 1998. As discussed above, the Partnership had been holding $8.4 million of Carriage Hill sale proceeds pending the receipt of formal approval from HUD for the assumption of the HUD-insured mortgage loan secured by the Carriage Hill property, which was obtained on February 18, 1999. The increase in interest income was partially offset by an increase in general and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in certain required professional fees.

                                     PART II
                                Other Information



Item 1. Legal Proceedings        NONE

Item 2. through 5.               NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b)  Reports on Form 8-K:  NONE

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


Date:  February 22, 1999