Form 10-Q
period 1999-03-31
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1999-05-12
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 31, 1999

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

                                 BALANCE SHEETS
                March 31, 1999 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   March 31   September 30
                                                   --------   ------------

Investments in joint ventures, at equity           $  1,305    $   1,507
Cash and cash equivalents                             2,720       13,867
Accounts receivable - affiliates                          -          345
                                                   --------    ---------
                                                   $  4,025    $  15,719
                                                   ========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      -    $     878
Accounts payable and accrued expenses                   784           72
Partners' capital                                     3,241       14,769
                                                   --------    ---------
                                                   $  4,025    $  15,719
                                                   ========    =========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                  General      Limited
                                                  Partner      Partners
                                                  -------      --------

Balance at September 30, 1997                     $  (205)    $    (982)
Net income                                              2           238
                                                  -------     ---------
Balance at March 31, 1998                         $  (203)    $    (744)
                                                  =======     =========

Balance at September 30, 1998                     $   (45)    $  14,814
Cash distributions                                      -       (11,876)
Net income                                              3           345
                                                  -------     ---------
Balance at March 31, 1999                         $   (42)    $   3,283
                                                  =======     =========


                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
     For the three and six months ended March 31, 1999 and 1998 (Unaudited)

                      (In thousands, except per Unit data)

                                    Three Months Ended     Six Months Ended
                                        March 31,              March 31,
                                  --------------------    ------------------
                                      1999      1998        1999     1998
                                      ----      ----        ----     ----

Revenues:
   Interest and other income      $    137   $    85     $   274   $   119

Expenses:
   General and administrative           75        50         171       117
                                  --------   -------     -------   -------

Operating income                        62        35         103         2

Partnership's share of
  ventures' income                     115      183          245       238
                                  --------   ------      -------   -------

Net income                        $    177   $  218      $   348   $   240
                                  ========   ======      =======   =======

Net income per Limited
  Partnership Unit                $   5.00   $ 6.18      $  9.86   $  6.80
                                  ========   ======      =======   =======

Cash distributions per
  Limited Partnership Unit        $ 240.00   $    -      $340.00   $     -
                                  ========   ======      =======   =======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.













                             See accompanying notes.


             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                                    1999       1998
                                                                    ----       ----

Cash flows from operating activities:
  Net income                                                    $    348    $      240
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
    Partnership's share of ventures' income                         (245)        (238)
    Changes in assets and liabilities:
      Accounts receivable - affiliates                               345            -
      Accounts payable - affiliates                                 (878)           -
      Accounts payable and accrued expenses                          712           (9)
                                                                --------    ---------
         Total adjustments                                           (66)        (247)
                                                                --------    ---------
         Net cash provided by (used in) operating activities         282           (7)

Cash flows from investing activities:
  Distributions from joint ventures                                  447          348
  Additional investments in joint ventures                             -           (9)
                                                                --------    ---------
         Net cash provided by investing activities                   447          339

Cash flows from financing activities:
  Distributions to partners                                      (11,876)           -
                                                                --------    ---------

Net (decrease) increase in cash and cash equivalents             (11,147)         332

Cash and cash equivalents, beginning of period                    13,867        2,165
                                                                --------    ---------

Cash and cash equivalents, end of period                        $  2,720    $   2,497
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1999 and September 30, 1998 and revenues and expenses for the three- and six-month periods ended March 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

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

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the six months ended March 31, 1999 and 1998 is $46,000 and $44,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1999 and 1998 is $5,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

      Accounts receivable - affiliates at September 30, 1998 represented the Partnership's remaining share of the net sale proceeds and operating cash flow to be received from Greenbrier Associates subsequent to the sale of the Greenbrier Apartments (see Note 3). Such amount was received during the quarter ended December 31, 1998. Accounts payable affiliates at September 30, 1998 represented the co-venturer's remaining share of the net sales proceeds to be distributed from the sale of the Carriage Hill Village Apartments and adjoining land. Such amount was distributed during the quarter ended December 31, 1998. 3. Investments in Joint Ventures

      The Partnership has investments in two joint ventures at March 31, 1999 (four at March 31, 1998) which own operating properties as more fully described in the Partnership's Annual Report. The joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

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

      On September 21, 1998, Randallstown Carriage Hill Associates and Signature Partners LLC, a joint venture and a limited liability company in which the Partnership had interests, sold the property known as Carriage Hill Village Apartments and adjoining land located in Randallstown, Maryland, to unrelated third parties for an aggregate sale price of $37,350,000. The Partnership received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of $27,298,000 and a payment of approximately $1,982,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Of the total proceeds received by the Partnership, $4 million represented a reimbursement of funds originally advanced to buy out the selling co-venture partner's interest in the Carriage Hill joint venture on June 23, 1998. The Partnership had borrowed the $4 million required to complete the buyout of the selling partner's interest from an affiliate of the Managing General Partner. The $4 million related party loan was repaid on September 11, 1998 from a combination of cash reserves and the Partnership's share of the net proceeds from the sale of the Greenbrier Apartments. On February 18, 1999, the Partnership received final documentation from HUD for the assumption of the HUD-insured first mortgage loan by the buyer of the Carriage Hill property. As a result, a special capital distribution was sent to the Limited Partners on March 15, 1999 from the sale of the Carriage Hill Village Apartments in the amount of approximately $8,383,000, or $240 per original $1,000 investment.

      The following condensed combined summary of operations includes the operating results of the remaining two joint ventures for the three and six months ended March 31, 1999. The condensed combined summary of operations for the three and six months ended March 31, 1998 includes the operating results of the four joint ventures:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended March 31, 1999 and 1998
                                 (in thousands)

                                      Three Months Ended   Six Months Ended
                                            March 31,          March 31,
                                      ------------------   ----------------
                                         1999     1998      1999     1998
                                         ----     ----      ----     ----

   Rental revenues and expense
      recoveries                      $ 1,274  $ 3,026   $2,461   $5,878
   Interest and other income              137      199      229      339
                                      -------  -------   ------   ------
                                        1,411    3,225    2,690    6,217

   Property operating expenses            523    1,140      922    2,316
   Interest expense                       401    1,181      806    2,241
   Depreciation and amortization          327      679      652    1,376
                                      -------  -------   ------   ------
                                        1,251    3,000    2,380    5,933
                                      -------  -------   ------   ------
   Net income                         $   160  $   225   $  310   $  284
                                      =======  =======   ======   ======

   Net income:
     Partnership's share of
       combined income                $   115  $   183   $  245   $  238
     Co-venturers' share of
       combined income                     45       42       65       46
                                      -------  -------   ------   ------
                                      $   160  $   225   $  310   $  284
                                      =======  =======   ======   ======

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      On September 10, 1998, Greenbrier Associates, a joint venture in which the Partnership had an interest, sold the property known as Greenbrier Apartments located in Indianapolis, Indiana, to an unrelated third party for $11,850,000. The Partnership received net proceeds of approximately $5,498,000 after deducting closing costs of approximately $119,000, closing proration adjustments of approximately $424,000, the repayment of the existing first mortgage loan of $5,400,000 and related accrued interest of approximately $26,000 and a payment of approximately $383,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Because the first mortgage loan secured by the Greenbrier Apartments was scheduled to mature on June 29, 1998, the Partnership and its joint venture partner had begun to review both refinancing and sale opportunities during the latter part of fiscal 1997. During the first quarter of fiscal 1998, the Partnership and the co-venturer agreed to initiate a marketing program for the possible sale of the property. During the second quarter, the Partnership and the co-venturer engaged a national real estate brokerage firm to market Greenbrier for sale. As part of the formal marketing campaign, which began in early March 1998, the property was marketed extensively. Sales packages were distributed to national, regional, and local prospective purchasers. As a result of these sales efforts, several offers were received. Management then asked the prospective purchasers to submit best and final offers. Management subsequently received best and final offers from five of the prospective buyers. After completing an evaluation of the final offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer and negotiated a purchase and sale agreement. As a result of the sale of the Greenbrier Apartments, the Partnership made a special distribution of $100 per original $1,000 investment, or approximately $3,493,000, on October 1, 1998 to unitholders of record as of the September 10, 1998 sale date. The remaining net proceeds from the sale of Greenbrier, of approximately $2,005,000, along with an amount of the Partnership's cash reserves, were used to help pay off a $4,000,000 demand loan that the Partnership had obtained from PaineWebber Capital, Inc., an affiliate of the Managing General Partner, as discussed below.

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

      Because the Partnership believed that improvements in the apartment segment of the real estate market would allow the Partnership to achieve a higher net sale price now than may be possible in the future, the Partnership and its remaining co-venture partner held discussions concerning the near-term sale of the Carriage Hill Village Apartments immediately after completing the purchase of the selling partner's interest in June 1998. Subsequently, the Partnership and its co-venture partner selected a national real estate firm with a strong background in selling apartments. Preliminary sale materials were then finalized and extensive sale efforts began in late June 1998. As a result of those efforts, ten offers were received. After completing an evaluation of the offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer. On July 24, 1998, a purchase and sale agreement was signed and a non-refundable deposit of $100,000 was made by the prospective purchasers. The Carriage Hill sale allowed the Partnership to return approximately $3.7 million more in net sale proceeds and property escrows, after the repayment of the $4,000,000 buyout advance, than the $700,000 the Partnership would have received had it not acquired the selling co-venture partner's interest. On February 18, 1999, the Partnership received final documentation from HUD for the assumption of the HUD-insured first mortgage loan by the buyer of the Carriage Hill property. As a result, a special capital distribution was sent to the Limited Partners on March 15, 1999 from the sale of the Carriage Hill Village Apartments in the amount of approximately $8,383,000, or $240 per original $1,000 investment.

      Bell Plaza Shopping Center in Amarillo, Texas, was 98% leased as of March 31, 1999. During the quarter ended March 31, 1999, a video store tenant that occupied 10,487 square feet ceased operations at Bell Plaza and vacated the property. The space was subsequently released to a new video store tenant that agreed to lease a total of 12,000 square feet. The new video store tenant is expected to take occupancy during the third quarter of fiscal 1999. In addition, a new lease was signed for a previously vacant 1,590 square foot space. While Bell Plaza is 98% leased, the property's leasing team is actively pursuing prospective retailers for the 3,460 square feet of currently vacant space as well as for the 37,068 square feet under the six leases that expire over the next twelve months. The largest of the six, a local theatre operator, has a June 1999 lease expiration and represents 15,050 square feet of this total. Subsequent to the end of the current quarter, the cinema tenant gave formal notice that they would not be renewing their lease. The property's leasing team is pursuing lease renewals with the other five tenants. The Partnership and its co-venture partner held discussions during fiscal 1998 concerning potential sale opportunities for the Bell Plaza property. After extensive discussions, it was agreed that marketing efforts would begin during fiscal 1999 and would focus on regional buyers of specialty retail centers like Bell Plaza. These marketing efforts commenced during the quarter ended December 31, 1998. During the current quarter, an offer was received to purchase the Bell Plaza Shopping Center from a prospective third-party buyer that met the Partnership's and co-venture partner's sale criteria. Subsequent to the quarter-end, a purchase and sale agreement was signed with this prospective buyer and they have undertaken their due diligence work. The sale remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence. Accordingly, there are no assurances that this sale transaction will be completed.

      The occupancy level for the Seven Trails West Apartments, located in St. Louis, Missouri, averaged 95% for the quarter ended March 31, 1999. The Partnership and its Seven Trails co-venture partner held discussions during the fourth quarter of fiscal 1998 concerning potential opportunities for a near-term sale of this 532-unit multi-family apartment complex, and agreed to market the property for sale. During the first quarter of fiscal 1999, the Partnership and its joint venture partner selected a local brokerage firm with a strong background in selling apartment properties in the St. Louis area. Preliminary sales materials were prepared and extensive sale efforts began in late November 1998. The property was marketed to national, regional and local buyers of apartment properties. As a result of those efforts, over 20 offers were received and 13 prospective purchasers were then requested to submit best and final offers. These prospective buyers submitted best and final offers, all of which were in excess of the property's 1997 year-end appraised value. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer. A purchase and sale agreement was signed with this prospective buyer on March 21, 1999. However, a sale transaction could not be completed as the prospective buyer could not obtain the necessary financing to complete the purchase. The Partnership and its co-venture partner subsequently renewed discussions with the other interested bidders and, in April 1999, negotiated a purchase and sale agreement with one of these parties. However, since this sale remains contingent upon, among other things, satisfactory completion of the prospective buyer's due diligence, there are no assurances that a sale transaction will be completed.

     At March 31, 1999, the Partnership had cash and cash equivalents of $2,720,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership, distributions to the Limited Partners and for future capital contributions, if necessary, related to the Partnership's remaining joint ventures. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties or from the sale of the Partnership's interests in the joint ventures. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended March 31, 1999
---------------------------------

     The Partnership reported net income of $177,000 for the three months ended March 31, 1999, as compared to net income of $218,000 for the same period in the prior year. This decrease in net income of $41,000 was due to a decrease of $68,000 in the Partnership's share of ventures' income which was partially offset by an increase of $27,000 in the Partnership's operating income. The decrease in the Partnership's share of ventures' income was mainly due to increases in repairs and maintenance expense at the Bell Plaza and Seven Trails joint ventures. Repairs and maintenance expense increased at both properties in order to prepare the properties to be marketed for sale. The increases in repairs and maintenance expense were partially offset by an increase in interest and other income at the Seven Trails joint venture and an increase in rental income and expense reimbursements at Bell Plaza for the current three-month period. The increase in interest and other income at Seven Trails was mainly due to new management policies implemented at the property during the current period which resulted in additional service fee income. In addition, income increased at Bell Plaza due to additional common area maintenance reimbursements received in the current three-month period.

     The increase of $26,000 in the Partnership's operating income was the result of an increase in interest and other income of $52,000. Interest income for the current three-month period was higher due to an increase in the Partnership's average outstanding cash reserve balances as a result of the sale of the Carriage Hill property in September 1998. As discussed above, the Partnership had been holding $8.4 million of Carriage Hill sale proceeds pending the receipt of formal approval from HUD for the assumption of the HUD-insured mortgage loan secured by the Carriage Hill property, which was obtained on February 18, 1999. The distribution of the net sale proceeds was made to the Limited Partners on March 15, 1999. The increase in interest and other income was partially offset by an increase in general and administrative expenses of $25,000. The increase in general and administrative expenses was primarily due to an increase in certain required professional fees.

Six Months Ended March 31, 1999
-------------------------------

     The Partnership reported net income of $348,000 for the six months ended March 31, 1999, as compared to net income of $240,000 for the same period in the prior year. This increase in net income of $108,000 was due to an increase of $101,000 in the Partnership's operating income and an increase of $7,000 in the Partnership's share of ventures' income. The increase in the Partnership's operating income was mainly due to an increase in interest and other income of $155,000. Interest income was higher due to an increase in the Partnership's average outstanding cash reserve balances as a result of the sale of the Carriage Hill property in September 1998. As discussed above, the Partnership had been holding $8.4 million of Carriage Hill sale proceeds pending the receipt of formal approval from HUD for the assumption of the HUD-insured mortgage loan secured by the Carriage Hill property, which was obtained on February 18, 1999. The distribution of the net sale proceeds was made to the Limited Partners on March 15, 1999. The increase in interest and other income was partially offset by an increase in general and administrative expenses of $54,000. The increase in general and administrative expenses was primarily due to an increase in certain required professional fees.

     The increase in the Partnership's share of ventures' income was mainly due to an increase in rental income at the Seven Trails joint venture and an increase in rental income and expense reimbursements at Bell Plaza for the current six-month period. The increase in rental income at Seven Trails was mainly due to an increase in the average occupancy level at the property during the current period. In addition, income increased at Bell Plaza due to additional common area maintenance reimbursements received in the current six-month period.

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


Date:  May 10, 1999