Form 10-Q
period 1999-06-30
PAINE WEBBER INCOME PROPERTIES FIVE LTD PARTNERSHIP
filed 1999-08-13
CIK 714211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 1999

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

                                 BALANCE SHEETS
                June 30, 1999 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   June 30   September 30
                                                   -------   ------------

Investments in joint ventures, at equity           $      -    $   1,507
Cash and cash equivalents                             1,125       13,867
Accounts receivable - affiliates                          -          345
                                                   --------    ---------
                                                   $  1,125    $  15,719
                                                   ========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Losses of joint venture in excess of
 investments and advances                          $    143    $       -
Accounts payable - affiliates                             -          878
Accounts payable and accrued expenses                    33           72
Partners' capital                                       949       14,769
                                                   --------    ---------
                                                   $  1,125    $  15,719
                                                   ========    =========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1999 and 1998 (Unaudited)
                                 (In thousands)


                                                   General     Limited
                                                   Partner     Partners
                                                   -------     --------

Balance at September 30, 1997                      $ (205)     $   (982)
Net income                                              3            251
                                                   ------      ---------
Balance at June 30, 1998                           $ (202)     $    (731)
                                                   ======      =========

Balance at September 30, 1998                      $  (45)     $  14,814
Cash distributions                                      -        (15,019)
Net income                                             12          1,187
                                                   ------      ---------
Balance at June 30, 1999                           $  (33)     $     982
                                                   ======      =========




                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
     For the three and nine months ended June 30, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended       Nine Months Ended
                                       June 30,                 June 30,
                                  ------------------       ------------------
                                   1999         1998        1999        1998
                                   ----         ----        ----        ----

Revenues:
   Interest and other income       $   54    $   40        $   328     $   159

Expenses:
   Interest expense                     -        10              -          10
   General and administrative          53       125            224         242
                                  -------    ------        -------     -------
                                       53       135            224         252
                                  -------    ------        -------     -------

Operating income (loss)                 1       (95)           104         (93)

Partnership's share of gain
  on sale of operating
  investment property                 968         -            968           -

Partnership's share of
  ventures' income (losses)          (118)      109            127         347
                                  -------    ------        -------     -------

Net income                        $   851    $   14        $ 1,199     $   254
                                  =======    ======        =======     =======

Net income per Limited
 Partnership Unit                 $ 24.12    $ 0.40        $ 33.98     $  7.20
                                  =======    ======        =======     =======

Cash distributions per
 Limited Partnership Unit         $ 90.00    $    -        $430.00     $     -
                                  =======    ======        =======     ========

      The above net income and cash distributions per Limited Partnership Unit are based upon the 34,928 Units of Limited Partnership Interest outstanding for each period.










                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FIVE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)



                                                            1999         1998
                                                            ----         ----
Cash flows from operating activities:
  Net income                                             $   1,199      $   254
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Interest on note payable to affiliate                       -           10
     Partnership's share of gain on sale of operating
       investment property                                    (968)           -
     Partnership's share of ventures' income                  (127)        (347)
     Changes in assets and liabilities:
      Accounts receivable - affiliates                         345            -
      Accounts payable - affiliates                           (878)           -
      Accounts payable and accrued expenses                    (39)          14
                                                         ---------      -------
         Total adjustments                                  (1,667)        (323)
                                                         ---------      -------
         Net cash used in operating activities                (468)         (69)
                                                         ---------      -------

Cash flows from investing activities:
  Distributions from joint ventures                          2,745          794
  Additional investments in joint ventures                       -       (4,056)
                                                         ---------      -------
         Net cash provided by (used in) investing
           activities                                        2,745       (3,262)
                                                         ---------      -------

Cash flows from financing activities:
  Proceeds from note payable to affiliate                        -        4,000
  Distributions to partners                                (15,019)           -
                                                         ---------      -------
         Net cash (used in) provided by financing
           activities                                      (15,019)       4,000
                                                         ---------      -------

Net (decrease) increase in cash and cash equivalents       (12,742)         669

Cash and cash equivalents, beginning of period              13,867        2,165
                                                         ---------      -------

Cash and cash equivalents, end of period                 $   1,125      $ 2,834
                                                         =========      =======




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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1999 and September 30, 1998 and revenues and expenses for the three- and nine-month periods ended June 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Although no assurances can be given, it is currently contemplated that a sale of the Partnership's Seven Trails investment is expected to be completed by the end of calendar year 1999. A sale of the remaining property would be followed by an orderly liquidation of the Partnership.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the nine months ended June 30, 1999 and 1998 is $68,000 and $76,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1999 and 1998 is $10,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

      Accounts receivable - affiliates at September 30, 1998 represented the Partnership's remaining share of the net sale proceeds and operating cash flow to be received from Greenbrier Associates subsequent to the sale of the Greenbrier Apartments (see Note 3). Such amount was received during the quarter ended December 31, 1998. Accounts payable - affiliates at September 30, 1998 represented the co-venturer's remaining share of the net sales proceeds to be distributed from the sale of the Carriage Hill Village Apartments and adjoining land. Such amount was distributed during the quarter ended December 31, 1998.

3.  Investments in Joint Ventures
    -----------------------------

      The Partnership has an investment in one joint venture at June 30, 1999 (four at June 30, 1998) which owns an operating property as more fully described in the Partnership's Annual Report. The joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

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

      On September 21, 1998, Randallstown Carriage Hill Associates and Signature Partners LLC, a joint venture and a limited liability company in which the Partnership had interests, sold the property known as Carriage Hill Village Apartments and adjoining land located in Randallstown, Maryland to unrelated third parties for an aggregate sale price of $37,350,000. The Partnership received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of $27,298,000 and a payment of approximately $1,982,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Of the total proceeds received by the Partnership, $4 million represented a reimbursement of funds originally advanced to buy out the selling co-venture partner's interest in the Carriage Hill joint venture on June 23, 1998. The Partnership had borrowed the $4 million required to complete the buyout of the selling partner's interest from an affiliate of the Managing General Partner. The $4 million related party loan was repaid on September 11, 1998 from a combination of cash reserves and the Partnership's share of the net proceeds from the sale of the Greenbrier Apartments as discussed further above. On February 18, 1999, the Partnership received final documentation from HUD for the assumption of the HUD-insured first mortgage loan by the buyer of the Carriage Hill property. As a result, a special capital distribution was sent to the Limited Partners on March 15, 1999 from the sale of the Carriage Hill Village Apartments in the amount of approximately $8,383,000, or $240 per original $1,000 investment.

      On June 14, 1999, Amarillo Bell Associates, a joint venture in which the Partnership had an interest, sold the Bell Plaza Shopping Center to an unrelated third party for a net price of $6,600,000. The Partnership received proceeds of $2,140,000 after the assumption of the outstanding first mortgage loan of $3,113,000, closing costs and proration adjustments of $171,000, and the co-venture partner's share of the proceeds of $1,176,000. In addition, the Partnership received $117,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. The net proceeds received by the Partnership from the sale of Bell Plaza were distributed to the Limited Partners as part of a Special Distribution of $3,143,520, or $90 per original $1,000 investment, paid on June 28, 1999 to unitholders of record as of the June 14, 1999 sale date. Of the $90 total, $61.27 represented net proceeds from the sale of the Bell Plaza Shopping Center, $6.84 represented cash flow from Bell Plaza's fiscal year 1999 operations through the date of sale and $21.89 represented Partnership reserves which exceeded future requirements.

      The following condensed combined summary of operations for the three and nine months ended June 30, 1999 includes the operating results of the remaining joint venture, which owns the Seven Trails West Apartments, and the operating results of the Bell Plaza Shopping Center through the date of sale (June 14, 1999). The condensed combined summary of operations for the three and nine months ended June 30, 1998 includes the operating results of all four joint ventures referred to above:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 1999 and 1998
                                 (in thousands)

                                    Three Months Ended       Nine Months Ended
                                          June 30,                June 30,
                                    ------------------       ------------------
                                      1999       1998          1999      1998
                                      ----       ----          ----      ----
   Rental revenues and expense
      recoveries                    $ 1,110    $ 2,998       $ 3,667    $ 8,876
   Interest and other income             48        174           181        513
                                    -------    -------       -------    -------
                                      1,158      3,172         3,848      9,389

   Property operating expenses          562      1,301         1,484      3,617
   Interest expense                     449      1,016         1,255      3,257
   Depreciation and amortization        466        687         1,118      2,063
                                    -------    -------       -------    -------
                                      1,477      3,004         3,857      8,937
                                    -------    -------       -------    -------
   Operating income (loss)             (319)       168            (9)       452

   Gain on sale of operating
     investment property                905          -           905          -
                                    -------    -------       -------    -------
   Net income                       $   586    $   168       $   896    $   452
                                    =======    =======       =======    =======

   Net income:
     Partnership's share of
       combined income              $   550    $   109       $   795    $   347
     Co-venturers' share of
       combined income                   36         59           101        105
                                    -------    -------       -------    -------
                                    $   586    $   168       $   896    $   452
                                    =======    =======       =======    =======

      The Partnership's share of the combined income of the joint ventures is presented as follows on the accompanying statements of income (in thousands):

                                    Three Months Ended       Nine Months Ended
                                          June 30,                June 30,
                                    ------------------       ------------------
                                      1999       1998          1999      1998
                                      ----       ----          ----      ----

      Partnership's share of
        ventures' income
        (losses)                    $  (118)   $   109       $   127    $   347
      Partnership's share of
        gain on sale of
        operating investment
        property                        668          -           668          -
                                    -------    -------       -------    -------
                                    $   550    $   109       $   795    $   347
                                    =======    =======       =======    =======

      In addition to the Partnership's share of gain from the sale of the Bell Plaza Shopping Center of $668,000 recognized in fiscal 1999, the Partnership recovered a $300,000 allowance for possible investment loss on the Bell Plaza investment which increased the total gain on the sale of its Bell Plaza investment to $968,000.

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

Liquidity and Capital Resources
-------------------------------

      Subsequent to the third quarter of fiscal 1999 sale of the Bell Plaza Shopping Center and the fourth quarter of fiscal 1998 sales of the Greenbrier and Carriage Hill apartment properties, the Partnership's remaining investment property is a multi-family apartment complex known as the Seven Trails West Apartments, located in St. Louis, Missouri. As previously reported, the Partnership has been focusing on potential disposition strategies for the remaining investment in its portfolio. Although no assurances can be given, it is currently contemplated that a sale of the Partnership's Seven Trails investment could be completed by the end of calendar year 1999. The sale of the remaining property would be followed by an orderly liquidation of the Partnership.

      On June 14, 1999, Amarillo Bell Associates, a joint venture in which the Partnership had an interest, sold the Bell Plaza Shopping Center to an unrelated third party for a net price of $6,600,000. The Partnership received proceeds of $2,140,000 after the assumption of the outstanding first mortgage loan of $3,113,000, closing costs and proration adjustments of $171,000, and the co-venture partner's share of the proceeds of $1,176,000. In addition, the Partnership received $117,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. The net proceeds received by the Partnership from the sale of Bell Plaza were distributed to the Limited Partners as part of a Special Distribution of $3,143,520, or $90 per original $1,000 investment, paid on June 28, 1999 to unitholders of record as of the June 14, 1999 sale date. Of the $90 total, $61.27 represented net proceeds from the sale of the Bell Plaza Shopping Center, $6.84 represented cash flow from Bell Plaza's fiscal year 1999 operations through the date of sale and $21.89 represented Partnership reserves which exceeded future requirements.

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

      On September 21, 1998, Randallstown Carriage Hill Associates and Signature Partners LLC, a joint venture and a limited liability company in which the Partnership had interests, sold the property known as Carriage Hill Village Apartments and adjoining land located in Randallstown, Maryland to unrelated third parties for an aggregate sale price of $37,350,000. The Partnership received net proceeds of approximately $8,481,000 after the receipt of a credit of $1,168,000 for property adjustments and escrows held by the Department of Housing and Urban Development (HUD) for tenant security deposits, real estate taxes, property insurance and replacement reserves, and after deducting closing costs of approximately $757,000, the assumption of the existing first mortgage loan of $27,298,000 and a payment of approximately $1,982,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. Of the total proceeds received by the Partnership, $4 million represented a reimbursement of funds originally advanced to buy out the selling co-venture partner's interest in the Carriage Hill joint venture on June 23, 1998. The Partnership had borrowed the $4 million required to complete the buyout of the selling partner's interest from an affiliate of the Managing General Partner. The $4 million related party loan was repaid on September 11, 1998 from a combination of cash reserves and the Partnership's share of the net proceeds from the sale of the Greenbrier Apartments, as discussed further above.

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

     The occupancy level for the Seven Trails West Apartments averaged 95% for the quarter ended June 30, 1999. The Partnership and its Seven Trails co-venture partner held discussions during the fourth quarter of fiscal 1998 concerning potential opportunities for a near-term sale of this 532-unit multi-family apartment complex, and agreed to market the property for sale. During the first quarter of fiscal 1999, the Partnership and its joint venture partner selected a local brokerage firm with a strong background in selling apartment properties in the St. Louis area. Preliminary sales materials were prepared and extensive sale efforts began in late November 1998. The property was marketed to national, regional and local buyers of apartment properties. As a result of those efforts, over 20 offers were received and 13 prospective purchasers were then requested to submit best and final offers. These prospective buyers submitted best and final offers, all of which were in excess of the property's 1997 year-end appraised value. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer. A purchase and sale agreement was signed with this prospective buyer on March 21, 1999. However, a sale transaction could not be completed as the prospective buyer could not obtain the necessary financing to complete the purchase. The Partnership and its co-venture partner subsequently renewed discussions with the other interested bidders and, on May 12, 1999, negotiated a purchase and sale agreement with one of these parties. This prospective buyer completed its due diligence work in July and made a non-refudable deposit of $750,000. The sale transaction is expected to close by September 15, 1999. However, since this sale remains contingent upon formal approval by the mortgage lender of the loan assumption and the buyer fulfilling its obligations under the sale contract, there are no assurances that a sale transaction will be completed.

     At June 30, 1999, the Partnership had cash and cash equivalents of $1,125,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and for future capital contributions, if necessary, related to the Partnership's remaining joint venture. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing property and from the proceeds received from the sale or refinancing of this property or from the sale of the Partnership's interest in the joint venture. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended June 30, 1999
--------------------------------

      The Partnership reported net income of $851,000 for the three months ended June 30, 1999, as compared to net income of $14,000 for the same period in the prior year. This increase in net income of $837,000 was primarily due to the Partnership's share of the gain recognized in the current period on the sale of the Bell Plaza Shopping Center of $968,000, which included the recovery of a $300,000 allowance for possible investment loss on the Bell Plaza investment which had been recorded in fiscal 1990. In addition, there was a favorable change of $96,000 in the Partnership's operating income (loss) for the current three-month period. The favorable change of $96,000 in the Partnership's operating income (loss) was mainly the result of a decrease of $82,000 in general and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in certain required professional fees. In addition, interest and other income increased by $14,000 for the current three-month period. Interest income for the current three-month period was higher due to an increase in the Partnership's average outstanding cash reserve balances as a result of the sale of the Bell Plaza property on June 14, 1999 and the temporary investment of the net sale proceeds pending the distribution to the Limited Partners which was paid on June 28, 1999.

      The Partnership's share of gain on sale of operating investment property and the favorable change in the Partnership's operating income (loss) were partially offset by an unfavorable change in the Partnership's share of ventures' income (losses) of $227,000. The unfavorable change in the Partnership's share of ventures' income (losses) was mainly due to the sale of the three joint venture investments discussed further above, all of which had net income during the same period in the prior year. In addition, total expenses increased at the Bell Plaza joint venture during the current period (through the date of sale) due to the write-off of deferred leasing commissions in connection with the sale transaction. Net income increased by $41,000 at the Seven Trails joint venture during the current three-month period mainly due to an increase in rental income.

Nine Months Ended June 30, 1999
-------------------------------

     The Partnership reported net income of $1,199,000 for the nine months ended June 30, 1999, as compared to net income of $254,000 for the same period in the prior year. This increase in net income of $945,000 was primarily due to the Partnership's share of the gain recognized in the current period on the sale of the Bell Plaza Shopping Center of $968,000, which included the recovery of a $300,000 allowance for possible investment loss on the Bell Plaza investment which had been recorded in fiscal 1990. In addition, there was a favorable change of $197,000 in the Partnership's operating income (loss) for the current nine-month period. The favorable change in the Partnership's operating income
(loss) was mainly due to an increase in interest and other income of $169,000 and a decrease in general and administrative expenses of $18,000. Interest income was higher due to an increase in the Partnership's average outstanding cash reserve balances as a result of the sale of the three joint venture investments discussed further above and the temporary investment of the net sale proceeds pending the distributions which were made to the Limited Partners. The decrease in general and administrative expenses was primarily due to a decrease in certain required professional fees.

      The Partnership's share of gain on sale of operating investment property and the favorable change in the Partnership's operating income (loss) were partially offset by a decrease in the Partnership's share of ventures' income of $220,000. The decrease in the Partnership's share of venture's income was mainly due to the sale of the three joint venture investments discussed further above, all of which had net income during the same period in the prior year. In addition, total expenses increased at the Bell Plaza joint venture during the current period (through the date of sale) due to the write-off of deferred leasing commissions in connection with the sale transaction. Net income increased by $105,000 at the Seven Trails joint venture due to an increase in rental income.

                                     PART II
                                Other Information



Item 1. Legal Proceedings       NONE

Item 2. through 5.              NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:                  NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated June 14, 1999 was filed during the current quarter to report the sale of the Bell Plaza Shopping Center property and is hereby incorporated herein by reference.

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


Date:  August 10, 1999